Form 10-Q
period 1995-03-31
UNITED COUNTIES BANCORPORATION
filed 1995-05-16
CIK 719623

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended March 31, 1995                Commission File Number: 0-11282



                         UNITED COUNTIES BANCORPORATION
             (exact name of Registrant as specified in its Charter)




      New Jersey                                           22-2453041
(State of Incorporation)                               (I.R.S. Employer
                                                    Identification Number)



   Four Commerce Drive
Cranford, New Jersey  07016                                908-931-6600
(Address of principal executive office and zip code)    (Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes       X         No
     -----------       -------


The number of shares of Registrant's Common Stock, no par value, $1 stated value, outstanding as of April 28, 1995 was 2,142,548.

                         UNITED COUNTIES BANCORPORATION
                         ------------------------------

                                    FORM 10Q


                                     INDEX


PART I                                                               PAGE
- ------                                                               ----


     ITEM 1 FINANCIAL STATEMENTS AND NOTES TO FINANCIAL                 1
            STATEMENTS

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10




PART II
- -------
     ITEM 1 LEGAL PROCEEDINGS                                          12

     ITEM 2 CHANGES IN THE RIGHTS OF THE CORPORATION'S
            SECURITY HOLDERS                                           12

     ITEM 3 DEFAULTS BY THE CORPORATION ON ITS
            SENIOR SECURITIES                                          12

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                           12

     ITEM 5 OTHER INFORMATION                                          12

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                           12




     SIGNATURES                                                        13

                                     PART I

Item 1. Financial Statements
        --------------------

                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)
                                             March 31,      December 31,
                                               1995            1994
                                               ----            ----


Assets
- ------

Cash and due from banks                    $      71,971  $     93,221
Money market investments                           4,321         2,555
Securities available-for-sale                    102,686       100,070
Investment securities (market value:
  1995 - $953,797; 1994 - $931,639)              968,429       965,239
Federal funds sold                                46,000       115,000
Loans, net of unearned discounts of $326
  in 1995 and $255 in 1994                       377,348       374,375
         Less:  Allowance for loan losses         11,274        11,091
                                              ----------   -----------

               Net loans                         366,074       363,284
Premises and equipment, net                       11,491        11,754
Accrued interest receivable                       20,498        21,289
Other assets                                      19,625         8,528
                                              ----------   -----------

     Total assets                             $1,611,095    $1,680,940
                                              ==========    ==========

Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities:
Deposits
  Demand                                     $   250,160   $   264,781
  Savings                                        738,280       770,977
  Time                                           331,407       318,980
                                             -----------   -----------

         Total deposits                        1,319,847     1,354,738
Securities sold under repurchase agreements       70,841       110,141
Other borrowed funds                               5,764        12,341
Other liabilities                                 26,659        22,137
                                             -----------   -----------

         Total liabilities                     1,423,111     1,499,357
Stockholders' equity:
Preferred stock: no par value, no stated
  value; authorized 3,000,000 shares; zero
  shares issued and outstanding                        -             -
Common stock: no par value, $1 stated value;
  authorized 6,000,000 shares; issued
  2,523,976 shares in 1995 and 1994                2,524         2,524
Additional paid-in capital                        23,947        23,947
Retained earnings                                181,583       169,967
Net unrealized gain on securities available-
  for-sale, net of income taxes                    1,945         6,747
                                             -----------   -----------

                                                 209,999       203,185
Less: treasury stock, at cost, 379,695 shares
  at March 31, 1995, and 376,270 shares at
  December 31, 1994                               22,015        21,602
                                             -----------   -----------

         Total stockholders' equity              187,984       181,583
                                             -----------   -----------

         Total liabilities and
           stockholders'equity                $1,611,095    $1,680,940
                                              ==========    ==========



                UNITED  COUNTIES BANCORPORATION AND SUBSIDIARIES
                         Consolidated Income Statements
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)
                                                Three Months Ended
                                                      March 31,
                                                  1995           1994
                                                  ----           ----

Interest income
  Interest and fees on loans
    Taxable income                               $ 8,112       $ 7,435
    Tax-exempt income                                126           155
Interest and dividends on securities available-
  for-sale                                         1,747         1,526
Interest on investment securities
    Taxable income                                15,086        14,707
    Tax-exempt income                                140            95
  Interest on money market investments                30            30
  Interest on federal funds sold                     799           570
                                                 -------       -------

     Total interest income                        26,040        24,518
                                                 -------       -------

Interest expense
  Savings and time deposits                        9,215         7,345
  Securities sold under repurchase agreements        705           456
  Other borrowed funds                               135            92
                                                --------       -------

     Total interest expense                       10,055         7,893
                                                 -------      --------


     Net interest income                          15,985        16,625
Provision for loan losses
                                                       -          (300)
                                                 -------      --------


     Net interest income after provision for
       loan losses                                15,985        16,925
                                                 -------       -------

Other operating income
  Gain on exchange of securities available-for-
    sale                                          12,008             -
  Service charges on deposit accounts                765           744
  Trust fees                                         239           233
  Other income                                       352           637
                                                 -------       -------


     Total other operating income                 13,364         1,614
                                                --------      --------


     Net interest and other operating income      29,349        18,539
                                                 -------       -------


Other operating expenses
  Salaries and employee benefits                   4,956         5,068
  Net occupancy expense                              913         1,036
  Equipment expense                                  471           448
  FDIC insurance premium                             756           759
  Other expense                                    2,121         2,571
                                                 -------       -------


     Total other operating expenses                9,217         9,882
                                                 -------       -------


Income before income taxes                        20,132         8,657
Income taxes                                       6,799         2,919
                                                 -------       -------


Net income                                      $ 13,333       $ 5,738
                                                ========       =======

Income per share of common stock:
  Average outstanding shares                       2,147         2,134
                                                   =====         =====


  Net income                                       $6.21         $2.69
                                                   =====         =====

Dividend paid per share of common stock             $.80          $.70
                                                    ====          ====

Cash dividend payable per share- May 2, 1994           -          $.70
                                                    ====          ====

                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                        Net
                                                     Unrealized
                                                      Gain on
                                                     Securities
                                                     Available-
                                                      for-Sale
                                   Additional          Net of
Three Months Ended Preferred Common Paid-in Retained   Income Treasury
March 31, 1995       Stock   Stock  Capital Earnings   Taxes  Stock  Total
- ------------------ --------- ------ ------- -------- ------------ ------- -----
Balances at
  January 1, 1995     -     $2,524  $23,947 $169,967 $6,747  $(21,602) $181,583
Shares issued under
  Incentive Stock
  Option Plan                                                                 0
Net income                                    13,333                     13,333
Dividend declared                             (1,717)                    (1,717)
Treasury stock acquired -
  3,425 shares                                                   (413)     (413)
Net change in net
  unrealized gain on
  securities available-
  for-sale, net of income
  taxes                                               (4,802)            (4,802)
                     -----   ------  ------- ------- ------- --------  --------

Balances at
  March 31, 1995       -     $2,524  $23,947 $181,583 $1,945 $(22,015) $187,984
                     =====   ======  ======= ======== ====== ========  ========


                                                         Net
                                                      Unrealized
                                                       Gain on
                                                      Securities
                                                      Available-
                                                       for-Sale
                                  Additional            Net of
Three Months Ended Preferred Common Paid-in Retained    Income Treasury
March 31, 1994       Stock    Stock Capital Earnings    Taxes   Stock  Total
- -----------------   -------- ------ ------- --------  --------- ------- ----

Balances at
  January 1, 1994     -     $2,501 $22,970 $153,218      -   $(20,721) $157,968
Shares issued under
  Incentive Stock
  Option Plans                   5     148                                  153
Net income                                    5,738                       5,738
Dividend declared -
  payable  05/02/94                          (1,494)                     (1,494)
Treasury stock acquired-
  4,541 shares                                                   (437)     (437)
Net unrealized gain
  on securities
  available-for-sale,
  net of income taxes                                 $4,800              4,800
                     ----  -------  -------  -------- -------  --------
- --------

Balances at
  March 31, 1994      -     $2,506  $23,118  $157,462 $4,800 $(21,158) $166,728
                     ===    ======  =======  ======== ======  ========  ========


                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In thousands)
                                  (Unaudited)

                                            Three Months Ended
                                                March 31,
                                            1995            1994
                                            ----            ----

Operating Activities:
Net income                                $  13,333     $    5,738
Adjustments to reconcile net income to
  net cash from operating activities:
    Gain on exchange of securities
      available-for-sale                     (7,630)             -
    Amortization of premiums and discounts,
     net                                      1,350          2,282
    Depreciation                                319            355
    Provision for loan losses                   -0-           (300)
    Deferred income tax expense (benefit)        81           (151)
    Amortization of deferred loan fees          (67)            35
    Decrease in interest receivable             791            553
    Increase (decrease) in interest payable     342            (54)
    (Increase) decrease in other assets     (13,060)        (1,957)
    Increase (decrease) in other liabilities  1,832           (381)
    Increase in current income tax payable    2,415          3,022
                                            -------       --------

     Total adjustments                      (13,627)         3,404
                                           --------       --------

     Net cash from (applied to) operating
       activities                              (294)         9,142
                                           --------       --------


Investing Activities:
  Proceeds from maturities of securities
    available-for-sale                        5,126              0
  Purchases of securities available-
    for-sale                                 (3,372)             0
  Proceeds from maturities/calls of
   investment securities                     36,216         91,437
  Purchases of investment securities        (40,421)       (66,711)
  Net increase in short-term investments     (1,766)          (313)
  Increase in federal funds sold             69,000         32,000
  Net (increase) decrease in credit card
    receivables and other short-term loans   (3,546)         7,800
  Principal collected on longer term loans   24,119         35,492
  Longer term loans originated or acquired  (23,358)       (33,223)
  Purchases of premises and equipment, net      (56)          (156)
                                           --------      ---------

     Net cash from investing activities      61,942         66,326
                                          ---------      ---------


Financing Activities:
  Net increase (decrease) in demand deposits,
    NOW accounts, and savings accounts      (47,318)       (18,303)
  Net increase (decrease) in open time
    accounts                                  4,365           (254)
  Proceeds from sales of certificates of
    deposit                                  36,879         23,725
  Payments for maturing certificates of
    deposit                                 (28,817)       (21,586)
  Net decrease in short-term borrowings     (45,877)       (51,213)
  Payments to acquire treasury stock           (413)          (437)
  Dividends paid                             (1,717)        (1,494)
  Proceeds from exercise of stock options         0            153
                                          ----------   -----------

     Net cash applied to financing
      activities                            (82,898)       (69,409)
                                          ---------     ----------


Net increase (decrease) in cash and
  equivalents                               (21,250)         6,059
                                           --------     ----------

Cash and cash equivalents at beginning
   of period                                 93,221         85,388
                                           --------     ----------


Cash and cash equivalents at end
  of period                              $   71,971     $   91,447
                                         ==========     ==========

Cash paid during the period for:
    Interest                             $    9,712     $    7,399
                                         ==========     ==========

    Income taxes                        $         0     $       60
                                        ===========     ==========

Transfer from investment securities to
  securities available-for-sale         $         0     $  100,054
                                        ===========     ==========

                         UNITED COUNTIES BANCORPORATION
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
[CAPTION]
1.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements of United Counties Bancorporation include the accounts of the parent company and subsidiaries, United Capital Corporation and United Counties Trust Company (Bank), and its subsidiaries. All material intercompany transactions have been eliminated. In the opinion of management, all adjustments made to the unaudited interim financial statements necessary for a fair statement of the results for the period have been included and were of a normal recurring nature.

2.   Adoption of Recent Accounting Pronouncements
     --------------------------------------------

     Effective January 1, 1995, the Bancorporation adopted FASB Statement No. 114, `Accounting by Creditors for Impairment of a Loan.'' This Standard applies to contractual rights to receive money on demand or on fixed or determinable dates that are recognized as assets on creditors' balance sheets, including accounts receivable due in more than one year. A loan is considered impaired if, based upon current information and events, it is probable that the creditor will not be able to collect all principal and interest due in accordance with the terms of the agreement. Once a loan is considered impaired, the Standard requires calculation of the present value of expected future cash flows using the effective rate of the loan. If the calculated present value is less than the recorded investment in the loan, the difference is to be charged to bad debt expense with a corresponding credit to a valuation allowance account. Loans for which repayment is expected to be provided by the underlying collateral, the fair value of the collateral of the loan may be used.

     Also effective January 1, 1995, the Bancorporation adopted FASB Statement No. 118, `Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.'' This Standard amends the income recognition and disclosure requirements of FASB No. 114.

     The adoption of these Standards did not have a material effect on the financial position of the Bancorporation.

     FASB No. 115, `Accounting for Certain Investments in Debt and Equity Securities,''was adopted on January 1, 1994. This Standard applies to equity securities having readily determinable fair values and to all debt securities.

     For accounting and financial reporting purposes, securities are to be classified into one of the following three categories: 1) held-to-maturity; 2) trading securities; or 3) available-for-sale. Only debt securities may be classified as held-to-maturity. Those securities that are classified as held-to-maturity are to be carried at amortized cost while unrealized gains/losses from the changes in market value for investments categorized as available-for-sale are to be reported as a separate component of stockholders' equity net of related tax effects. See Note 3.

3.   Investment Securities and Securities Available-for-Sale
     -------------------------------------------------------

     On January 1, 1994, FASB No. 115 was adopted. The following tables present information related to the portfolio of investment securities held-to-maturity and available-for-sale of the Bancorporation (in thousands):

                                        March 31, 1995
                                        --------------
                                                            Estimated
                              Amortized     Gross Unrealized  Market
                                 Cost      Gains      Losses   Value
                                 ----      -----      ------   -----

Investment Securities Held-to-Maturity:
- --------------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                      $813,914 $  1,990   $12,870   $803,034
Obligations of states and
  political subdivisions          13,784        0         3     13,781
Corporate obligations            140,731      117     3,866    136,982
                                -------- --------   -------   --------

  Total                         $968,429  $ 2,107   $16,739   $953,797
                                ========  =======   =======   ========

[CAPTION]

                                        March 31, 1995
                                        --------------
                               Amortized    Gross Unrealized    Book/Market
                                 Cost       Gains      Losses       Value
                                 ----       -----      ------       -----


Securities Available-for-Sale:
- ------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                      $ 71,400  $     123   $ 1,256  $  70,267
Marketable equity securities      28,302      4,137        20     32,419
                                --------   --------   -------  ---------
  Total                         $ 99,702   $  4,260   $ 1,276   $102,686
                                ========   ========   =======   ========

                                          December 31, 1994
                                          -----------------
                               Amortized   Gross Unrealized  Estimated
                                Cost       Gains    Losses  Market Value
                                ----       -----    ------  ------------
Investment Securities Held-to-Maturity:
- --------------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                      $810,182 $    525   $27,433   $783,274
Obligations of states and
  political subdivisions          14,778        4         4     14,778
Corporate obligations            140,279      162     6,854    133,587
                                -------- --------   -------   --------

  Total                         $965,239  $    691    $34,291  $931,639
                                ========  ========    =======  ========

                                         December 31, 1994
                                         -----------------
                              Amortize    Gross Unrealized   Book/Market
                               Cost       Gains      Losses     Value
                               -----      -----      ------     -----

Securities Available-for-Sale
- -----------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                      $ 76,574  $     77  $ 2,518  $  74,133
Marketable equity securities      13,046    12,891       -0-    25,937
                               ---------  --------  --------  --------

  Total                         $ 89,620   $12,968  $ 2,518   $100,070
                                ========   =======  =======   ========

     The carrying value of securities pledged to secure public funds and for other purposes as required by law was $173,269,000 at March 31, 1995, and $209,635,000 at December 31, 1994.

     The amortized cost and estimated market value of investment securities held-to-maturity and available-for-sale at March 31, 1995 and December 31, 1994, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities since certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                  March 31, 1995      December 31, 1994
                                  --------------      -----------------
                               Amortized  Estimated  Amortized  Estimated
                                 Cost   Market Value    Cost  Market Value
                                 ----   ------------    ----  ------------
Investment Securities Held-to-Maturity:
- --------------------------------------
Due in one year or less         $177,132 $177,737  $ 144,914 $  144,896
Due after one year through
  five years                     750,258  736,648    757,617    728,328
Due after five years through
  ten years                       40,563   38,939     62,193     57,904
Due after ten years                  476      473        515        511
                                -------- --------  --------- ----------


  Total                         $968,429 $953,797 $  965,239 $  931,639
                                ======== ======== ========== ==========


                                  Mach 31, 1995      December 31, 1994
                                  -------------      -----------------
                                Amortized  Book/Market Amortized Book/Market
                                  Cost       Value       Cost        Value
                                  ----       ------      ----        -----
Securities Available-for-Sale:
- ------------------------------
Due in one year or less         $  15,029 $  15,152 $  15,062 $  15,117
Due after one year through
  five years                       56,371    55,115    61,512    59,016
                                --------- --------- --------- ---------

  Total                         $  71,400 $  70,267  $ 76,574 $  74,133
                                ========= =========  ======== =========

     Proceeds from sales of securities during the three months ended March 31, 1995, were zero. Proceeds from sales of securities during 1994 were zero.

     Fixed income investment securities are traded in liquid markets and are of investment quality as rated by nationally recognized rating services.

4.   Loans
     -----

     The following summarizes the loan categories, net of unearned discounts, at March 31, 1995, and December 31, 1994 (in thousands):

                                           March 31,     December 31,
                                            1995            1994
                                            ----            ----
Real estate loans:
  Construction                              $  15,499    $  15,214
  Commercial                                  117,340      115,829
  Residential:
    Conventional                               98,373       99,028
    Insured or guaranteed                       1,024        1,067
  Home equity & secondary mortgage             84,538       87,568
  Economic Development Authority                6,866        7,013
  Term                                          2,509        2,555
                                            ---------     ---------

    Total real estate loans                   326,149      328,274

Consumer loans                                 17,755       16,905
Credit card                                     2,367        3,075
Commercial and industrial                      30,972       26,005
Lease financing receivables                       105          116
                                            ---------    ---------

    Total loans, net of unearned discounts   $377,348     $374,375
                                             ========     ========


     The primary lending marketplace of the Bancorporation includes the New Jersey Counties of Middlesex, Monmouth, Morris, Somerset, and Union.

     A significant portion of the loan portfolio of the Bank is secured by real estate. At March 31, 1995, real estate loans amounted to 86.4% of the total loan portfolio compared to 87.7% at December 31, 1994.

5.   Allowance for Loan Losses
     -------------------------

     The following is an analysis of changes in the Allowance for Loan Losses (in thousands):

                               Three months     For the year    Three months
                                   ended           ended            ended
                               March 31, 1995   Dec. 31, 1994  March 31, 1994
                               --------------   -------------  ---------------
Balance at beginning of year       $11,091        $11,014        $11,014
Provision for loan losses              -0-           (825)          (300)
Recoveries of loans previously
  charged-off                          519          1,175            391
Loans charged-off                     (336)          (273)           (94)
                                    ------        -------        -------

Balance at period end              $11,274        $11,091        $11,011
                                   =======        =======        =======

6.  Risk Elements
    -------------

    Risk elements, which include nonaccrual loans, restructured loans, and loans past due 90 days or more at March 31, 1995, December 31, 1994, and March 31, 1994, were as follows (in thousands):

                                March 31, 1995  Dec. 31, 1994 March 31, 1994
                                --------------  ------------- --------------
     Nonaccrual loans               $  2,807       $   2,769      $     22
     Restructured loans                4,908           5,265         5,715
     Loans past due 90 days or more    1,868           2,401         5,262
                                    --------       ---------      --------
       Total                        $  9,583        $ 10,435       $10,999
                                    ========        ========       =======

The impact of risk elements on interest income is not considered material.

7.   Dividend Restrictions
     ---------------------

     Certain limitations are imposed by New Jersey statutes on the availability of a subsidiary bank's undistributed net assets for the payment of dividends to the parent company without prior approval of the regulatory authorities. The Bank may pay dividends only if, following the payment of each such dividend, the capital stock of the subsidiary bank will not be impaired and (1) the Bank will have additional paid-in capital of not less than 50% of its capital stock, or, if not, (2) the payment of such dividends will not reduce the additional paid in capital of the Bank. The Bank is also subject to the Federal Deposit Insurance Corporation regulations that require the Bank to maintain minimum capital ratios. Under current law, a minimum leverage ratio (Tier 1 capital to quarterly average assets, less intangibles) of 4%, Tier 1 risk-based capital ratio of 4% and total risk-based capital ratio, Tier 2, of 8% must be maintained.

     At March 31, 1995, the capital accounts of the Bank totalled $144,933,000 of which $82,139,000 was available for the payment of dividends to the parent company.

8.   Commitments and Contingent Liabilities
     --------------------------------------

     The Bancorporation may, from time to time, be a defendant in legal proceedings relating to the conduct of its business. In the normal course of business there also are outstanding various contingent liabilities, such as commitments to extend credit (including standby letters of credit in the amount of $8,135,000 at March 31, 1995, and $7,327,000 at December 31, 1994) which are not reflected in the accompanying consolidated financial statements. In the judgement of management, the consolidated financial position of the Bancorporation and its subsidiaries will not be affected materially by the final outcome of any present legal proceeding or other contingent liability.

     The Bancorporation is party to financial obligations with off-balance sheet risk incurred in the normal course of business. These instruments include commitments to extend credit in the form of loans totalling $191,599,000 at March 31, 1995, and $185,847,000 at December 31, 1994. The
exposure of the Bancorporation to credit loss in the event of non-performance by the other party to these financial instruments is equal to the contractual amount. The Bancorporation uses the same credit policies in granting these commitments as it does for loans presently outstanding. Collateral is obtained when deemed appropriate. These commitments do not necessarily represent future obligations. A substantial portion of these commitments historically have remained unused, or if used, would be secured by mortgages on real estate.

9.   Income Taxes
     ------------

     The current and deferred amounts of federal income tax expense (benefit) as of March 31, 1995 and 1994 were as follows (in thousands):

                                                   March 31,
                                               1995           1994
                                               ----           ----
Current expense                               $2,610         $3,070
Deferred expense (benefit)                     4,189           (151)
                                               -----         ------

           Total income tax expense           $6,799         $2,919
                                              ======         ======

     The Bancorporation has established a deferred tax liability of $1,039,000 as a result of the net unrealized gains on securities designated as available-for-sale under the provisions of FASB No. 115, `Accounting for Certain Investments in Debt and Equity Securities.''

     The significant components of the Corporation's deferred tax liabilities and assets are as follows (in thousands):

                                         March 31, December 31, March 31,
                                           1995      1994         1994
                                           ----      ----         ----
Deferred tax liabilities:
       Accretion on bond discounts, net  $   543   $   401      $   171
       Unrealized gain on securities
         available-for-sale                1,039     3,703        2,815
       Gain on exchange of securities
        available-for-sale                 4,378         -            -
       Other                                 -0-       -0-           14
                                          --------  ------      -------

         Total deferred tax liabilities   5 ,960     4,104        3,000
                                         -------    ------      -------

     Deferred tax assets:
      New Jersey Corporation business tax  1,160     1,281        1,598
      Excess book over tax depreciation      524       496          381
      Excess book bad debt                 3,456     3,382        3,451
      Postretirement benefits              3,186     3,108        2,912
      Book over tax core deposit premium
         amortization                        529       525          380
      Other, net                             217       207          178
                                        --------  --------     --------


          Total deferred tax assets        9,072     8,999        8,900
                                         -------  --------       ------


     Net deferred tax asset               $3,112    $4,895       $5,900
                                          ======    ======       ======

     The significant components of the 1995 and 1994 deferred expense (benefit) were:

Deferred income tax expense (benefit)     $4,189   $  (151)
                                          ======   =======

     As required by FASB 109, United Counties Bancorporation has determined that it is not required to establish a valuation reserve for the deferred tax asset account since it is `more likely than not'' that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is `more likely than not'' that the deferred tax asset will be realized is based on the history of earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

     The consolidated effective tax rate is reconciled to the statutory rate for March 31, 1995 and 1994 as follow:

                                           1995          1994
                                           ----          ----
     Statutory rate                       35.0 %         35.0 %
     Difference resulting from:
     Tax-exempt income                    (0.4)          (1.0)
      Other, net                          (0.8)          (0.3)
                                          ----           ----

       Effective tax rate                 33.8 %         33.7 %
                                          ====           ====

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Net Income
- ----------

     Net income for the three months ended March 31, 1995, amounted to $13,333,000, or $6.21 per share, compared with $5,738,000, or $2.69 per share, for the same period in 1994. This increase is the result of a $7,630,000, or $3.55 per share, after tax gain on exchange of securities available-for-sale. Net income exclusive of this gain totalled $5,703,000, or $2.66 per share.

Net Interest Income
- -------------------

     Net interest income for the first quarter of 1995 decreased $640,000, or 3.8%, when compared to the same period in 1994. Total interest income was higher by $1,522,000, or 6.2%. Contributing to the rise in interest income was an increase in interest and fees on loans of $648,000, or 8.5%, the result of higher volume and rates. Interest and dividend income from investment securities, including securities available-for-sale, was higher by $645,000, or 4.0%, as higher rates were offset in part by lower volume. Interest from money market investments remained essentially the same while interest on federal funds sold rose $229,000, or 40.2%, as lower volume was more than offset by higher rates.

     Total interest expense increased $2,162,000, or 27.4%, from March 31, 1994 to March 31, 1995. Savings and time deposits grew by $1,870,000, or 25.5%, the result of higher rates partially offset by lower volume. Securities sold under repurchase agreements was higher by $249,000, or 54.6%, due to higher volume and rates. Other borrowed funds rose by $43,000, or 46.7%, due to higher rates.

Provision for Loan Losses
- -------------------------

     For the three months ended March 31, 1995, the provision for loan losses was zero compared to a credit of $300,000 for the first quarter of 1994. The Allowance for Loan Losses Account is an estimate and may be subject to variance based upon economic conditions throughout our trade area as well as periodic fluctuations in the financial condition of individual loans. At March 31, 1995, the Allowance for Loan Losses as a percentage of period end loans was 2.99%, compared to 2.96% at December 31, 1994.

Other Operating Income
- ----------------------

     For the first quarter of 1995, other operating income rose $11,750,000, primarily the result of a $12,008,000 gain associated with the exchange of securities available-for-sale. Exclusive of this gain, other operating income declined $258,000, or 16.0%, largely attributable to lower credit card fees due to the exit from the private label business during the fourth quarter of 1994. Service charges on deposit accounts increased $21,000, or 2.8%, while trust fees were higher by $6,000, or 2.6%. Other income decreased $285,000, or 44.7%, due to lower credit card fees.

Other Operating Expenses
- ------------------------

     Other operating expense decreased $935,000, or 9.5%, when comparing the first quarter of 1995 with the same period a year ago. Salaries and employee benefits declined $112,000, or 2.2%, primarily the result of lower employee benefit costs. Other expense fell $720,000, or 28.0%, a result of lower FDR processing expenses due to the departure from the private label business and
other expenses incurred in the normal course of business.   Net occupancy
expense was lower by $123,000, or 11.9%. Equipment expense increased $23,000, or 5.1%, while FDIC insurance expense remained virtually unchanged.

Income Taxes
- ------------

     Income tax expense rose $3,880,000 compared to the same period in 1994, as a result of the gain on exchange of securities available-for-sale.

Analysis of Net Financial Margin
- --------------------------------

     The net financial margin decreased to 4.35% for the three month period ended March 31, 1995, from 4.40% reported at year end 1994. The yield on interest earning assets increased 39 basis points, while the cost of all funding sources was higher by 44 basis points.

     Total earning assets declined $58,455,000, or 3.8%, from year end 1994. Federal funds sold decreased by $69,000,000, or 60.0%. Increases were recorded in investment securities, including securities available-for-sale, of $5,806,000, or 0.5%, and net loans of $2,973,000, or 0.8%. Money market investments increased $1,766,000, or 69.1%.

     Interest-bearing liabilities decreased $66,147,000, or 5.5%, from the December 31, 1994, level. Savings deposits decreased $32,697,000, or 4.2%, while time deposits rose $12,427,000, or 3.9%, due to the prevailing interest rate environment. Short term borrowings, which consists of securities sold under repurchase agreements and treasury tax and loan (other borrowed funds), fell $45,877,000, or 37.5%. These decreases are primarily the result of seasonal fluctuations.

Capital Resources
- -----------------

     Stockholders' equity at March 31, 1995, totalled $187,984,000, an increase of $6,401,000, or 3.5%, from the December 31, 1994, level. This increase is attributable to earnings retention, net of dividends declared, less a net decrease in the net unrealized gain on securities available-for-sale, and purchases of treasury stock.

     The final standard for the risk-based capital measures as dictated by the Board of Governors of the Federal Reserve System became effective on December 31, 1992. As a result, bankholding companies are required to have a minimum total risk-based capital ratio (Tier 1 and Tier 2) of 8.0% of which one half must be Tier 1 capital which for the Bancorporation consists of common stockholders' equity, whereas Tier 2 capital is comprised of Tier 1 capital plus the allowable portion of the Allowance for Loan Loss account. Tier 1 and Tier 2 ratios of the Bancorporation at March 31, 1995, were 36.9% and 38.2%, respectively. At December 31, 1994, the ratios were 35.8% and 37.0%, respectively.

     In addition to the risk-based capital measures, minimum leverage ratio requirements exist. The current requirement is 3.0% for those bankholding companies that meet certain criteria including the maintenance of the highest regulatory rating. All other bankholding companies are required to maintain a spread of between 100 to 200 basis points above the minimum. At March 31, 1995, the Bancorporation's ratio was 11.6%, compared to 10.8% at year-end 1994.


Liquidity
- ---------

     Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals, and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available-for-sale, and maturing investment securities. Liquidity also may be enhanced by growth in funding sources, primarily retail deposits.

     The liquidity of the Bancorporation remains strong. Maturities of assets are managed to ensure the timely funding of existing and future commitments. Temporary investments, comprised of federal funds sold and money market instruments, are discretionary assets having maturities of one day to one year. Of the Bancorporation's temporary investments, 100% mature within 30 days. Within the fixed income investment portfolio of the Bank, including securities available-for-sale, 96.0% of the total carrying value of the securities mature in less than five years with the weighted avarage maturity of the entire portfolio being approximately two and one half years.

                                    PART II

Item 1.   Legal Proceedings
          -----------------

     In the normal course of business, various legal actions and claims arise against the Corporation and its subsidiaries. None of such legal proceedings currently pending or threatened, when resolved, will in the opinion of management materially adversely affect the consolidated financial position of the Corporation.

Item 2.   Changes in the Rights of the Corporation's Security Holders
          -----------------------------------------------------------

     The Corporation had no matters submitted to a vote at the Annual Meeting of Stockholders held April 13, 1995.

Item 3.   Defaults by the Corporation on its Senior Securities
          ----------------------------------------------------

          The Corporation had no defaults on its Senior Securities for the three months ended March 31, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Submitted to and approved by the Stockholders at their annual meeting on April 13, 1995, was the following proposal:

          1)  Matters voted upon:

              a)  The election of directors

          2) Voting Results (Shares outstanding on record date February 24, 1995, totaled 2,146,781.)

              a)  The election of directors:
                  Shares represented totaled      -    2,030,430
                  Votes cast FOR directors        -    2,011,207
                  Withheld votes                  -       19,223

                  Eugene H. Bauer                 -    2,027,588
                  Anton J. Campanella             -    2,030,330
                  John E. Holobinko               -    2,030,410
                  William C. Johnson, Jr.         -    2,024,597
                  Henry G. Largey                 -    2,030,430
                  Donald S. Nowicki               -    2,030,430

Item 5.   Other Information
          -----------------

          On April 13, 1995, United Counties Bancorporation and its principal subsidiary, United Counties Trust Company, entered into an Executive Employment Agreement with Nicholas A. Frungillo, Jr.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits - None

          (b)  Reports on Form 8-K

            No reports were filed on Form 8-K for the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED COUNTIES BANCORPORATION
                                         ------------------------------
                                         (Registrant)



Date:  May 10, 1995                   By:  /S/Nicholas A. Frungillo, Jr.
                                           ----------------------------
                                           Nicholas A. Frungillo, Jr.
                                           Treasurer and Chief Financial Officer