Form 10-Q/A
period 1995-03-31
UNITED COUNTIES BANCORPORATION
filed 1995-06-23
CIK 719623

SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

         FORM 10-Q/A

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For Quarter Ended March 31, 1995
         Commission File Number: 0-11282

         UNITED COUNTIES BANCORPORATION
         (Exact name of Registrant as specified in its Charter)

         New Jersey                    22-2453041
         (State of Incorporation)      (I.R.S. Employer Identification Number)

         Four Commerce Drive
         Cranford, New Jersey  07016                 908-931-6600
         (Address of principal executive office      (Telephone Number)
         and zip code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

         Yes_X___  No ____

         The number of shares of Registrant's Common Stock, no par value, $1 stated value, outstanding as of April 28, 1995 was 2,142,548.


         Purpose of filing:
         To incorporate Exhibit 27 - Financial Data Schedule to Form 10Q filed on May 16, 1995, for the three months ended March 31, 1995.
         Exhibit 27 was inadvertantly not transmitted on May 16, 1995.

         Exhibit Table:
         Exhibit 27 - Financial Data Schedule for the three months ended March 31, 1995.

         Signatures:

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UNITED COUNTIES BANCORPORATION
                (Registrant)

         Date:  June 20, 1995                  By: /S/Nicholas A. Frungillo, Jr.
                                                   Nicholas A. Frungillo, Jr.
                                                   Treasurer and Chief
                                                   Financial Officer