Form 10-Q
period 1995-06-30
UNITED COUNTIES BANCORPORATION
filed 1995-08-09
CIK 719623

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q
               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995         Commission File Number: 0-11282


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

Yes  _____X_____  No _______

The number of shares of Registrant's Common Stock, no par value, $1 stated value, outstanding as of July 31, 1995 was 2,145,524.

                     UNITED COUNTIES BANCORPORATION
                     ------------------------------

                                FORM 10-Q

                                  INDEX

PART I
------



     ITEM 1 FINANCIAL STATEMENTS AND NOTES TO FINANCIAL
            STATEMENTS

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II
-------

     ITEM 1 LEGAL PROCEEDINGS

     ITEM 2 CHANGES IN THE RIGHTS OF THE CORPORATION'S
            SECURITY HOLDERS

     ITEM 3 DEFAULTS BY THE CORPORATION ON ITS
            SENIOR SECURITIES

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS

     ITEM 5 OTHER INFORMATION

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K


            SIGNATURES

                                 PART I

Item 1. Financial Statements
        --------------------

             UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                         (Dollars in thousands)
                               (Unaudited)

                                                 June 30,    December 31,
                                                   1995         1994
                                                   ----         ----
Assets
------

Cash and due from banks                    $      72,118  $     93,221
Money market investments                           1,546         2,555
Securities available-for-sale                    105,048       100,070
Investment securities (market value:
  1995 - $958,943; 1994 - $931,639)              953,832       965,239
Federal funds sold                                67,000       115,000
Loans, net of unearned discounts of $422
  in 1995 and $255 in 1994                       378,369       374,375
     Less:  Allowance for loan losses             10,790        11,091
                                              ----------    ----------
         Net loans                               367,579       363,284
Premises and equipment, net                       11,408        11,754
Accrued interest receivable                       20,389        21,289
Other assets                                      17,597         8,528
                                              ----------    ----------
     Total assets                             $1,616,517    $1,680,940
                                              ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Deposits
  Demand                                     $   250,528       264,781
  Savings                                        724,039       770,977
  Time                                           336,734       318,980
                                              ----------    ----------
     Total deposits                            1,311,301     1,354,738
Securities sold under repurchase agreements       79,389       110,141
Other borrowed                                    11,176        12,341
Other liabilities                                 21,181        22,137
                                              ----------    ----------
     Total liabilities                         1,423,047     1,499,357
Stockholders' equity:
Preferred stock: no par value, no stated
  value; authorized 3,000,000 shares; zero
  shares issued and outstanding                        -             -
Common stock: no par value, $1 stated value;
  authorized 6,000,000 shares; issued 2,524,674
  shares in 1995 and 2,523,976 shares in 1994      2,525         2,524
Additional paid-in capital                        23,984        23,947
Retained earnings                                185,885       169,967
Net unrealized gain on securities
  available-for-sale, net of income taxes          3,308         6,747
                                              ----------    ----------
                                                 215,702       203,185
Less: treasury stock, at cost, 381,438 shares
  at June 30, 1995, and 376,270 shares at
  December 31, 1994                               22,232        21,602
                                              ----------    ----------
     Total stockholders' equity                  193,470       181,583
                                              ----------    ----------
     Total liabilities and stockholders'
     equity                                   $1,616,517    $1,680,940
                                              ==========    ==========

            UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                     Consolidated Income Statements
            (Dollars in thousands, except per share amounts)
                               (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                    1995          1994
                                                    ----          ----
Interest income
  Interest and fees on loans
    Taxable income                               $ 8,206       $ 7,569
    Tax-exempt income                                122           154
  Interest and dividends on securities
    available-for-sale                             1,611         1,552
  Interest on investment securities
    Taxable income                                15,029        14,863
    Tax-exempt income                                124           119
  Interest on money market investments                68            37
  Interest on federal funds sold                     672           764
                                                 -------       -------
     Total interest income                        25,832        25,058
                                                  ======        ======

Interest expense
  Savings and time deposits                        9,333         7,985
  Securities sold under repurchase agreements        703           369
  Other borrowed funds                               108            80
                                                 -------       -------
     Total interest expense                       10,144         8,434
                                                 -------       -------

     Net interest income                          15,688        16,624
Provision for loan losses                           (500)         (325)
                                                 -------       -------

     Net interest income after provision
     for loan losses                              16,188        16,949
                                                 -------       -------
Other operating income
  Service charges on deposit accounts                760           776
  Trust fees                                         254           321
  Other income                                       382           950
                                                 -------       -------
     Total other operating income                  1,396         2,047
                                                 -------       -------
     Net interest and other operating income      17,584        18,996
                                                 -------       -------
Other operating expenses
  Salaries and employee benefits                   5,038         5,156
  Net occupancy expense                              869           790
  Equipment expense                                  413           457
  FDIC insurance premium                             755           759
  Other expense                                    1,759         2,805
                                                 -------       -------
     Total other operating expenses                8,834         9,967
                                                 -------       -------

Income before income taxes                         8,750         9,029
Income taxes                                       2,733         3,029
                                                 -------       -------
Net income                                      $  6,017       $ 6,000
                                                 =======       =======

Income per share of common stock:
  Average outstanding shares                       2,143         2,136
                                                 =======       =======

  Net income                                       $2.81         $2.81
                                                 =======       =======

Dividend paid per share of common stock             $.80          $.70
                                                 =======       =======

           UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                    Consolidated Income Statements
           (Dollars in thousands, except per share amounts)
                            (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                   1995          1994
                                                   ----          ----

Interest Income
  Interest and fees on loans
    Taxable income                               $16,318       $15,004
    Tax-exempt income                                248           309
  Interest and dividends on securities             3,358         3,078
    available-for-sale
  Interest on investment securities
    Taxable income                                30,115        29,570
    Tax-exempt income                                264           214
  Interest on money market investments                98            67
  Interest on federal funds sold                   1,471         1,334
                                                --------      --------
         Total interest income                    51,872        49,576
                                                --------      --------

Interest expense
  Savings and time deposits                       18,548        15,330
  Securities sold under repurchase agreements      1,408           825
  Other borrowed funds                               243           172
                                                --------      --------
         Total interest expense                   20,199        16,327
                                                --------      --------

         Net interest income                      31,673        33,249
Provision for loan losses                           (500)         (625)
                                                --------      --------

         Net interest income after provision
         for loan losses                          32,173        33,874
                                                --------      --------

Other operating income
  Gain on exchange of securities
  available-for-sale                              12,008             -
  Service charges on deposit accounts              1,525         1,520
  Trust fees                                         493           554
  Other income                                       734         1,587
                                                --------      --------
         Total other operating income             14,760         3,661
                                                --------      --------

         Net interest and other operating income  46,933        37,535
                                                --------      --------

Other operating expenses
  Salaries and employee benefits                   9,994        10,224
  Net occupancy expense                            1,782         1,826
  Equipment expense                                  884           905
  FDIC insurance premium                           1,511         1,518
  Other expense                                    3,880         5,376
                                                --------      --------

         Total other operating expenses           18,051        19,849
                                                --------      --------

Income before income taxes                        28,882        17,686
Income taxes                                       9,532         5,948
                                                --------      --------

Net income                                       $19,350       $11,738
                                                 =======       =======

Income per share of common stock:
  Average outstanding shares                       2,145         2,135
                                                 =======       =======

  Net income                                       $9.02         $5.50
                                                 =======       =======

  Dividends paid per share of common stock         $1.60         $1.40
                                                 =======       =======

             UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
       Consolidated Statements of Changes in Stockholders' Equity
                         (Dollars in thousands)
                              (Unaudited)

                                                                             Net
                                                                        Unrealized Gain
                                                                        on Securities
                                                Additional              Available-for-
Six Months Ended            Preferred  Common     Paid-in    Retained    Sale, Net of    Treasury
June 30, 1995               Stock      Stock      Capital    Earnings    Income Taxes     Stock      Total
-------------               -----      -----      -------    --------    ------------     -----      -----
Balances at
  January 1, 1995             -       $2,524      $23,947    $169,967       $6,747      $(21,602)   $181,583
Shares issued under
  Incentive Stock
  Option Plan                              1           37                                                 38
Net income                                                     19,350                                 19,350
Dividends paid                                                 (3,432)                                (3,432)
Treasury stock acquired -
  5,168 shares                                                                             (630)        (630)
Net change in net
  unrealized gain on
  securities available-
  for-sale, net of income
  taxes                                                                     (3,439)                   (3,439)
                            -----    -------      -------    --------      -------     --------     --------
Balances at
  June  30, 1995              -       $2,525      $23,984    $185,885       $3,308     $(22,232)    $193,470
                            =====    =======      =======    ========      =======     ========     ========

                                                                             Net
                                                                        Unrealized Gain
                                                                        on Securities
                                                Additional              Available-for-
Six Months Ended            Preferred  Common     Paid-in    Retained    Sale, Net of    Treasury
June 30, 1994               Stock      Stock      Capital    Earnings    Income Taxes     Stock     Total
-------------               -----      -----      -------    --------    ------------     -----     -----
Balances at
  January 1, 1994             -       $2,501      $22,970    $153,218         -         $(20,721)   $157,968
Shares issued under
  Incentive Stock
  Option Plans                            10          370                                                380
Net income                                                     11,738                                 11,738
Dividend paid                                                  (1,497)                                (1,497)
Treasury stock acquired -
  6,204 shares                                                                             (599)        (599)
Net unrealized gain
  on securities
  available-for-sale,
  net of income taxes                                                       $6,867                     6,867
                            -----    -------      -------    --------      -------     --------     --------
Balances at
  June 30, 1994               -       $2,511      $23,340    $163,459       $6,867     $(21,320)    $174,857
                            =====    =======      =======    ========      =======     ========     ========

             UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flow
                             (In thousands)
                               (Unaudited)
                                                            Six Months Ended
                                                                June 30,
                                                           1995           1994
                                                           ----           ----
Operating Activities:
Net income                                             $  19,350     $   11,738
Adjustments to reconcile net income to net cash from
  operating activities:
    Gain on exchange of securities available-for-sale    (12,008)             -
    Amortization of premiums and discounts, net            2,526          4,524
    Depreciation                                             629            712
    Provision for loan losses                               (500)          (625)
    Deferred income tax expense (benefit)                  4,498           (244)
    Amortization of deferred loan fees                      (119)            29
    Decrease in interest receivable                          900            906
    Increase (decrease) in interest payable                1,144           (258)
    Increase in other assets                             (12,099)          (808)
    Increase (decrease) in other liabilities              (1,888)         4,325
    Increase (decrease) in current income tax payable        (93)           438
                                                       ---------      ---------
     Total adjustments                                   (17,010)         8,999
                                                       ---------      ---------
     Net cash from operating activities                    2,340         20,737
                                                       ---------      ---------
Investing Activities:
  Proceeds from maturities of securities
    available-for-sale                                     5,126              0
  Purchases of securities available-for-sale              (3,684)             0
  Proceeds from maturities/calls of investment securities 77,173        171,832
  Purchases of investment securities                     (67,622)      (163,750)
  Net decrease in short-term investments                   1,009            232
  Net decrease in federal funds sold                      48,000         20,000
  Net decrease in credit card receivables
    and other short-term loans                             1,697         11,011
  Principal collected on longer term loans                45,836         64,653
  Longer term loans originated or acquired               (51,317)       (68,280)
  Purchases of premises and equipment, net                  (283)          (224)
                                                       ---------      ---------
     Net cash from investing activities                   55,935         35,474
                                                       ---------      ---------

Financing Activities:
  Net decrease in demand deposits, NOW
    accounts, and savings accounts                       (61,191)        (7,142)
  Net increase in open time accounts                       3,837          1,726
  Proceeds from sales of certificates of deposit          70,920         50,234
  Payments for maturing certificates of deposit          (57,003)       (46,381)
  Net decrease in short-term borrowings                  (31,917)       (43,532)
  Payments to acquire treasury stock                        (630)          (599)
  Dividends paid                                          (3,432)        (2,990)
  Proceeds from exercise of stock options                     38            380
                                                       ---------      ---------
     Net cash applied to financing activities            (79,378)       (48,304)
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents     (21,103)         7,907
                                                       ---------      ---------

Cash and cash equivalents at beginning of period          93,221         85,388
                                                       ---------      ---------

Cash and cash equivalents at end of period            $   72,118     $   93,295
                                                       =========      =========

Cash paid during the period for:
    Interest                                         $    19,054    $    16,585
                                                       =========      =========

    Income taxes                                     $     5,715    $     7,391
                                                       =========      =========

Transfer from investment securities to
  securities available-for-sale                                -       $100,054
                                                       =========      =========

                     UNITED COUNTIES BANCORPORATION
               Notes to Consolidated Financial Statements
                               (Unaudited)

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

2.   Adoption of Recent Accounting Pronouncements
     --------------------------------------------

     Effective January 1, 1995, the Bancorporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Standard applies to contractual rights to receive money on demand or on fixed or determinable dates that are recognized as assets on creditors' balance sheets, including accounts receivable due in more than one year. A loan is considered impaired if, based upon current information and events, it is probable that the creditor will not be able to collect all principal and interest due in accordance with the terms of the agreement. Once a loan is considered impaired, the Standard requires calculation of the present value of expected future cash flows using the effective rate of the loan. If the calculated present value is less than the recorded investment in the loan, the difference is to be charged to bad debt expense with a corresponding credit to a valuation allowance account. Loans for which repayment is expected to be provided by the underlying collateral, the fair value of the collateral of the loan may be used.

     Also effective January 1, 1995, the Bancorporation adopted FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." This Standard amends the income recognition and disclosure requirements of FASB No. 114.

     The adoption of these Standards did not have a material effect on the financial position of the Bancorporation.

     FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted on January 1, 1994. This Standard applies to equity securities having readily determinable fair values and to all debt securities.

     For accounting and financial reporting purposes, securities are to be classified into one of the following three categories: 1) held-to-maturity; 2) trading securities; or 3) available-for-sale. Only debt securities may be classified as held-to-maturity. Those securities that are classified as held-to-maturity are to be carried at amortized cost while unrealized gains/losses from the changes in market value for investments categorized as available-for-sale are to be reported as a separate component of stockholders' equity net of related tax effects. See Note 4.

3.   Pending Acquisition
     -------------------

     On May 24, 1995 United Counties Bancorporation ("UCB") announced that it signed a definitive merger agreement with Meridian Bancorp, Inc., Reading, Pennsylvania ("Meridian"), pursuant to which UCB will be acquired in a tax-free, stock-for-stock merger. Pursuant to the merger, each of the outstanding shares of UCB common stock will be exchanged for five (5) shares of Meridian common stock. UCB will be merged into Meridian and UCB's wholly-owned subsidiary, United Counties Trust Company ("UCTC"), will be merged into Meridian's wholly-owned subsidiary, Meridian Bank, New Jersey ("MBNJ").

     The acquisition is conditioned upon necessary bank regulatory approvals, shareholder approval, an updated fairness opinion from UCB's financial advisor, Goldman Sachs & Co. when the proxy is mailed, and other customary terms and conditions.

     In connection with the merger agreement UCB also granted Meridian an option to acquire 375,000 shares of UCB stock at $125 per share under certain circumstances.

4.   Investment Securities and Securities Available-for-Sale
     -------------------------------------------------------

     On January 1, 1994, FASB No. 115 was adopted. The following tables present information related to the portfolio of investment securities held-to-maturity and available-for-sale of the Bancorporation as of June 30, 1995 and December 31, 1994 (in thousands):


                                                      June 30, 1995
                                    Amortized       Gross Unrealized        Estimated
                                      Cost         Gains       Losses      Market Value
                                      ----         -----       ------      ------------

Investment Securities Held-to-Maturity:
--------------------------------------

United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                          $804,342     $  9,485      $3,858       $809,969
Obligations of states and
  political subdivisions               8,673            0           2          8,671
Corporate obligations                140,817        1,047       1,561        140,303
                                    --------     --------     -------      ---------
  Total                             $953,832      $10,532      $5,421       $958,943
                                    ========     ========     =======      =========


                                                      June 30, 1995
                                    Amortized       Gross Unrealized        Book/Market
                                      Cost         Gains       Losses          Value
                                      ----         -----       ------      ------------

Securities Available-for-Sale:
-----------------------------

United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                          $ 71,229      $   364     $   371       $ 71,222
Marketable equity securities          28,613        5,213           0         33,826
                                    --------     --------     -------      ---------
  Total                             $ 99,842     $  5,577     $   371       $105,048
                                    ========     ========     =======      =========


                                                   December 31, 1994
                                    Amortized       Gross Unrealized         Estimated
                                      Cost         Gains       Losses      Market Value
                                      ----         -----       ------      ------------

Investment Securities Held-to-Maturity:
--------------------------------------

United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                          $810,182     $    525     $27,433       $783,274
Obligations of states and political
  subdivisions                        14,778            4           4         14,778
Corporate obligations                140,279          162       6,854        133,587
                                    --------     --------     -------      ---------
  Total                             $965,239     $    691     $34,291       $931,639
                                    ========     ========     =======      =========

                                                   December 31, 1994
                                    Amortized       Gross Unrealized        Book Market
                                      Cost         Gains       Losses          Value
                                      ----         -----       ------      ------------

Securities Available-for-Sale:
-----------------------------

United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                          $ 76,574     $    77      $ 2,518      $  74,133
Marketable equity securities          13,046      12,891          -0-         25,937
                                    --------     --------     -------      ---------
  Total                             $ 89,620     $12,968      $ 2,518       $100,070
                                    ========     ========     =======      =========


     The carrying value of securities pledged to secure public funds and for other purposes as required by law was $172,925,000 at June 30, 1995, and $209,635,000 at December 31, 1994.

     The amortized cost and estimated market value of investment securities held-to-maturity and available-for-sale at June 30, 1995 and December 31, 1994, by contractual maturity, are shown in the table on the next page. Expected maturities may differ from contractual maturities since certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                         June 30, 1995            December 31, 1994
                                         -------------            -----------------
                                    Amortized   Estimated      Amortized     Estimated
                                      Cost     Market Value      Cost      Market Value
                                      ----     ------------      ----      ------------

Investment Securities Held-to-Maturity:
--------------------------------------

Due in one year or less             $211,090    $212,170       $144,914     $144,896
Due after one year through
  five years                         704,607     707,765        757,617      728,328
Due after five years through
  ten years                           37,699      38,574         62,193       57,904
Due after ten years                      436         434            515
                                    --------    --------       --------     --------
                                    $953,832    $958,943       $965,239     $931,639
                                    ========    ========       ========     ========

                                         June 30, 1995            December 31, 1994
                                         -------------            -----------------
                                    Amortized  Book/Market     Amortized   Book/Market
                                      Cost        Value          Cost         Vale
                                      ----        -----          ----         ----

Securities Available-for-Sale:
-----------------------------

Due in one year or less             $ 20,134   $  20,212       $ 15,062    $  15,117
Due after one year through
  five years                          51,095      51,010         61,512       59,016
                                    --------    --------       --------     --------
  Total                             $ 71,229   $  71,222         76,574     $ 74,133
                                    ========    ========       ========     ========

     Proceeds from sales of securities during the six months ended June 30, 1995, were zero. Proceeds from sales of securities during 1994 were zero.

     Fixed income investment securities are traded in liquid markets and are of investment quality as rated by nationally recognized rating services.


5.   Loans
     -----

     The following summarizes the loan categories, net of unearned discounts, at June 30, 1995, and December 31, 1994 (in thousands):


                                              June 30,    December 31,
                                                1995          1994
                                                ----          ----
Real estate loans:
  Construction                              $  15,580     $  15,214
  Commercial                                  117,772       115,829
  Residential:
    Conventional                              100,087        99,028
    Insured or guaranteed                         965         1,067
  Home equity & secondary mortgage             88,047        87,568
  Economic Development Authority                6,710         7,013
  Term                                          2,590         2,555
                                              -------       -------
    Total real estate loans                   331,751       328,274


Consumer loans                                 18,041        16,905
Credit card                                     1,832         3,075
Commercial and industrial                      26,484        26,005
Lease financing receivables                       261           116
                                              -------       -------
    Total loans, net of unearned discounts   $378,369      $374,375
                                             ========      ========


     The primary lending marketplace of the Bancorporation includes the New Jersey Counties of Middlesex, Monmouth, Morris, Somerset, and Union.

     A significant portion of the loan portfolio of the Bank is secured by real estate. At June 30, 1995, and December 31, 1994, real estate loans amounted to 87.7% of the total loan portfolio.


6.   Allowance for Loan Losses
     -------------------------

     The following is an analysis of changes in the Allowance for Loan Losses Account (in thousands):

                                 Six months    For the year    Six months
                                    ended          ended          ended
                                June 30, 1995  Dec. 31, 1994  June 30, 1994
                                -------------  -------------  -------------

Balance at beginning of year        $ 11,091      $ 11,014      $ 11,014
Provision for loan losses               (500)         (825)         (625)
Recoveries of loans previously
  charged-off                            617         1,175           771
Loans charged-off                       (418)         (273)         (144)
                                    --------      --------      --------
Balance at period end               $ 10,790      $ 11,091      $ 11,016
                                    ========      ========      ========

7.   Risk Elements
     -------------

     Risk elements, which include nonaccrual loans, restructured loans, and loans past due 90 days or more at June 30, 1995, December 31, 1994, and June 30, 1994, were as follows (in thousands):


                                June 30, 1995  Dec. 31, 1994  June 30, 1994
                                -------------  -------------  -------------

     Nonaccrual loans               $  2,820      $  2,769      $    227
     Restructured loans                4,819         5,265         5,533
     Loans past due 90 days or more    1,656         2,401         4,582
                                    --------      --------      --------
       Total                        $  9,295      $ 10,435      $ 10,342
                                    ========      ========      ========

The impact of risk elements on interest income is not material.


8.   Dividend Restrictions
     ---------------------

     Certain limitations are imposed by New Jersey statutes on the availability of a subsidiary bank's undistributed net assets for the payment of dividends to the parent company without prior approval of the regulatory authorities. The Bank may pay dividends only if, following the payment of each such dividend, the capital stock of the subsidiary bank will not be impaired and (1) the Bank will have additional paid-in capital of not less than 50% of its capital stock, or, if not, (2) the payment of such dividends will not reduce the additional paid-in capital of the Bank. The Bank is also subject to the Federal Deposit Insurance Corporation regulations that require the Bank to maintain minimum capital ratios. Under current law, a minimum leverage ratio (Tier 1 capital to quarterly average assets, less intangibles) of 4%, Tier 1 risk-based capital ratio of 4% and total risk-based capital ratio, Tier 2, of 8% must be maintained.

     At June 30, 1995, the capital accounts of the Bank totalled
$149,360,000 of which $87,092,000 was available for the payment of dividends to the parent company.


9.   Commitments and Contingent Liabilities
     --------------------------------------

     The Bancorporation may, from time to time, be a defendant in legal proceedings relating to the conduct of its business. In the normal course of business there also are outstanding various contingent liabilities, such as commitments to extend credit (including standby letters of credit in the amount of $6,869,000 at June 30, 1995, and $7,327,000 at December 31, 1994) which are not reflected in the accompanying consolidated financial statements. In the judgement of management, the consolidated financial position of the Bancorporation and its subsidiaries will not be affected materially by the final outcome of any present legal proceeding or other contingent liability.

     The Bancorporation is party to financial obligations with off-balance sheet risk incurred in the normal course of business. These instruments include commitments to extend credit in the form of loans totalling $168,932,000 at June 30, 1995, and $185,847,000 at December
31, 1994. The exposure of the Bancorporation to credit loss in the event of non-performance by the other party to these financial instruments is equal to the contractual amount. The Bancorporation uses the same credit policies in granting these commitments as it does for loans presently outstanding. Collateral is obtained when deemed appropriate. These commitments do not necessarily represent future obligations. A substantial portion of these commitments historically have remained unused, or if used, would be secured by mortgages on real estate.


10.  Income Taxes
     ------------

     The current and deferred amounts of federal income tax expense (benefit) as of June 30, 1995 and 1994 were as follows (in thousands):

                                             June 30,       June 30,
                                              1995           1994
                                             ------         ------
     Current expense                         $5,034         $6,192
     Deferred expense (benefit)               4,498           (244)
         Total income tax expense            $9,532         $5,948
                                             ======         ======

     The Bancorporation has established a deferred tax liability of $1,898,000 as a result of the net unrealized gains on securities designated as available-for-sale under the provisions of FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The significant components of the Corporation's deferred tax liabilities and assets are as follows (in thousands):


                                             June 30,  December 31, June 30,
                                               1995       1994        1994
                                               ----       ----        ----

   Deferred tax liabilities:
     Accretion on bond discounts, net        $  698     $  401      $  197
     Unrealized gain on securities
       available-for-sale                     1,898      3,703       3,896
     Gain on exchange of securities
       available-for-sale                     4,378          -           -
     Other                                      -0-        -0-          27
                                             ------     ------      ------
       Total deferred tax liabilities         6,974      4,104       4,120
                                             ======     ======      ======

   Deferred tax assets:
     New Jersey Corporation business tax      1,148      1,281       1,586
     Excess book over tax depreciation          554        496         427
     Excess book bad debt                     3,259      3,382       3,453
     Postretirement benefits                  3,263      3,108       2,984
     Book over tax core deposit premium
       amortization                             533        525         414
     Other, net                                 134        207         190
                                             ------     ------      ------
       Total deferred tax assets              8,891      8,999       9,054
                                             ======     ======      ======

   Net deferred tax asset                    $1,917     $4,895      $4,934
                                             ======     ======      ======


   The significant components of the 1995 and 1994 deferred expense (benefit) were:

       Deferred income tax expense (benefit) $4,498    $ (244)
                                             ======    =======

    As required by FASB 109, United Counties Bancorporation has determined that it is not required to establish a valuation reserve for the deferred tax asset account since it is "more likely than not" that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on the history of earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

     The consolidated effective tax rate is reconciled to the statutory rate for June 30, 1995 and 1994 as follow:

                                              1995      1994
                                              ----      ----
     Statutory rate                           35.0 %    35.0 %
     Difference resulting from:
     Tax-exempt income                        (0.6)     (1.0)
      Other, net                              (1.4)     (0.4)
                                              ----      ----
         Effective tax rate                   33.0 %    33.6 %
                                              ====      ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
         ---------------------------------------------------------------

Net Income
----------

     Net income for the three month period ended June 30, 1995, was $6,017,000 compared to $6,000,000 for the comparable 1994 period.
Earnings per share were $2.81 for both periods.

     For the six months ended June 30, 1995, net income amounted to $19,350,000, or $9.02 per share, compared to $11,738,000, or $5.50 per share, for the same period in 1994. This increase is the result of an after-tax gain on exchange of securities available-for-sale of $7,630,000, or $3.56 per share. Net income exclusive of this gain amounted to $11,720,000, or $5.46 per share.

Net Interest Income
-------------------

     Net interest income for the second quarter of 1995 decreased by $936,000, or 5.6%, when compared to the same period in 1994. Total interest income rose $774,000, or 3.1%. Contributing to this increase was a rise in interest and fees on loans of $605,000, or 7.8%, due to higher volume and rates. Interest and dividend income from investment securities, including securities available-for-sale rose $230,000, or 1.4% as higher rates offset lower volume. Interest on money market investments rose $31,000, or 83.8% due to higher volume and rate while interest on federal funds sold declined $92,000, or 12.0%, the result of lower volume being partially offset by higher rates being earned. Total interest expense for the three months ended June 30, 1995, increased $1,710,000, or 20.3% as higher rates were offset in part by lower volume. Savings and time deposit interest cost rose $1,348,000, or 16.9% due to higher rates mitigated in part by lower volume. Interest paid for securities sold under repurchase agreements increased $334,000,
or 90.5%, due to both higher volume and rate.   Interest on other
borrowed funds grew $28,000, or 35.0%, as lower volume was more than offset by higher rates.

     For the six months ended June 30, 1995, net interest income was lower by $1,576,000, of 4.7%, when compared to the same period a year ago. Total interest income increased $2,296,000, or 4.6%. Contributing factors include interest and fees on loans rising $1,253,000, or 8.2%, the result of higher volume and rates; interest and dividends on investment securities increasing $875,000 or 2.7%, as higher rates offset lower volume; and interest on money market investments and federal funds sold were higher by $31,000, or 46.3%, and $137,000, or 10.3%, respectively as increased rates more than offset lower volume. Offsetting the growth in interest income was a $3,872,000, or 23.7%, increase in interest expense. Savings and time deposits interest expense rose $3,218,000, or 21.0%, as higher rates were partially offset by lower volume. Interest cost for securities sold under repurchase agreements increased $583,000, or 70.7%, due to higher volume and rates. Interest on other borrowed funds grew by $71,000, or 41.3%, as higher rates were partially offset by lower volume.

Provision for Loan Losses
-------------------------

     For the quarter ended June 30, 1995, the provision for loan losses was a credit of $500,000 compared to a credit of $325,000 recorded for the comparable period a year ago.

     For the six months ended June 30, 1995, the provision for loan losses was a credit of $500,000 versus a credit of $625,000 for the same period in 1994.

     The credit provision in 1995 is primarily the result of net recoveries coupled with a lower level of risk elements while the 1994 credit provision was primarily the result of net recoveries.

     The Allowance for Loan Losses Account is an estimate and may be subject to variance based upon economic conditions throughout our trade area as well as periodic fluctuations in the financial condition of individual loans. At June 30, 1995, the Allowance for Loan Losses as a percentage of period end loans was 2.9% compared to 3.0% at December 31, 1994.

Other Operating Income
----------------------

     Total other operating income declined $651,000, or 31.8%, when comparing the quarter ended June 30, 1995 with the same period in 1994. This decline is primarily the result of a reduction in credit card fees due to the exit from that business during the fourth quarter of 1994. Service charges on deposit accounts declined $16,000, or 2.1%, while trust fees decreased $67,000, or 20.9%. Other income fell $568,000, or 59.8%, largely attributable to lower credit card fees.

     For the six months ended June 30, 1995, total other operating income rose $11,099,000, the result of a $12,008,000 gain on exchange of securities available-for-sale. Exclusive of the gain, this category decreased $909,000, or 24.8%, due to lower credit card fees. Service charges on deposit accounts remained virtually unchanged while trust fees declined $61,000, or 11.0%. The decline in other income of $853,000, or 53.7%, is primarily the result of reduced credit card fees.

Other Operating Expenses
------------------------

     Total other operating expenses decreased $1,133,000, or 11.4%, during the second quarter of 1995 when compared to the same period a year ago. Salaries and employee benefits declined $118,000, or 2.3%, largely attributable to lower employee benefit costs. Net occupancy expense rose $79,000, or 10.0%, while equipment expense declined $44,000, or 9.6%. FDIC insurance premiums remained essentially the same. Other expense fell $1,046,000, or 37.3%, primarily the result of lower credit card expenses due to the exit from the credit card business during the fourth quarter of 1994, lower New Jersey Corporate taxes and other expenses incurred in the normal course of business, offset partly by merger-related costs.

     For the six months ended June 30, 1995, total other operating expense declined $1,798,000, or 9.1%, from a year ago. Salaries and employee benefits declined $230,000, or 2.2%, primarily the result of lower employee benefit costs. Net occupancy and equipment expenses decreased $44,000, or 2.4%, and $21,000, or 2.3%, respectively. FDIC insurance premiums remained essentially the same while other expense declined $1,496,000, or 27.8%. This decrease is largely attributable to lower credit card expenses, New Jersey Corporate taxes and other expenses incurred in the normal course of business, offset in part by merger-related costs.

Income Taxes
------------

     For the quarter ended June 30, 1995, income tax declined $296,000, or 9.8%. For the six months ended June 30, 1995, income tax expense rose $3,584,000, or 60.3%, the result of the gain on exchange of securities available-for-sale.

Analysis of Net Financial Margin
--------------------------------

     The net financial margin decreased to 4.31% for the six month period ended June 30, 1995, from 4.40% reported at year end 1994. The yield on interest earning assets increased 36 basis points, while the cost of all funding sources was higher by 45 basis points.

     Total earning assets declined $51,444,000, or 3.3%, from year end 1994. Federal funds sold decreased by $48,000,000 or 41.7%, while investment securities, including securities available-for-sale, decreased $6,429,000, or 0.6%, and money market investments declined $1,009,000, or 39.5%. Loans outstanding rose $3,994,000, or 1.1%.

     Interest-bearing liabilities decreased $61,101,000, or 5.0%, from the December 31, 1994, level. Savings deposits decreased $46,938,000, or 6.1%, while time deposits rose $17,754,000, or 5.6%, due to the prevailing interest rate environment. Short term borrowings, which consists of securities sold under repurchase agreements and treasury tax and loan (other borrowed funds) declined $31,917,000, or 26.1%. These decreases, in part, are the result of seasonal fluctuations.

Capital Resources
-----------------

     Stockholders' equity at June 30, 1995, totalled $193,470,000, an increase of $11,887,000, or 6.5%, from the December 31, 1994, level. This increase is attributable to earnings retention, net of dividends declared, less a net decrease in the net unrealized gain on securities available-for-sale, and purchases of treasury stock.

     The final standard for the risk-based capital measures as dictated by the Board of Governors of the Federal Reserve System became effective on December 31, 1992. As a result, bankholding companies are required to have a minimum total risk-based capital ratio (Tier 1 and Tier 2) of 8.0% of which one half must be Tier 1 capital which for the Bancorporation consists of common stockholders' equity, whereas Tier 2 capital is comprised of Tier 1 capital plus the allowable portion of the Allowance for Loan Loss Account. Tier 1 and Tier 2 ratios of the Bancorporation at June 30, 1995, were 37.5% and 38.8%, respectively. At December 31, 1994, the ratios were 35.8% and 37.0%, respectively.

     In addition to the risk-based capital measures, minimum leverage ratio requirements exist. The current requirement is 3.0% for those bankholding companies that meet certain criteria including the maintenance of the highest regulatory rating. All other bankholding companies are required to maintain a spread of between 100 to 200 basis points above the minimum. At June 30, 1995, the Bancorporation's ratio was 12.0%, compared to 10.8% at year-end 1994.

Liquidity
---------

     Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals, and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available-for-sale, and maturing investment securities. Liquidity also may be enhanced by growth in funding sources, primarily retail deposits.

     The liquidity of the Bancorporation remains strong. Maturities of assets are managed to ensure the timely funding of existing and future commitments. Temporary investments, comprised of federal funds sold and money market instruments, are discretionary assets having maturities of one day to one year. Of the Bancorporation's temporary investments, 100% mature within 30 days. Within the fixed income investment portfolio of the Bank, including securities available-for-sale, 96.3% of the total carrying value of the securities mature in less than five years with the weighted average maturity of the entire portfolio being approximately two and one half years.

                                 PART II
Item 1.   Legal Proceedings
          -----------------

     In the normal course of business, various legal actions and claims arise against the Corporation and its subsidiaries. None of such legal proceedings currently pending or threatened, when resolved, will in the opinion of management have a material adverse affect on the consolidated financial position of the Corporation.

Item 2.   Changes in the Rights of the Corporation's Security Holders
          -----------------------------------------------------------

     This information was previously reported on Form 10-Q for the period ended March 31, 1995. No changes occurred during the quarter ended June 30, 1995.

Item 3.   Defaults by the Corporation on its Senior Securities
          ----------------------------------------------------

          The Corporation had no defaults on its Senior Securities for the three months ended June 30, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     This information was previously reported on Form 10-Q for the period ended March 31, 1995. No matters were submitted to a vote of security holders during the quarter ended June 30, 1995.

Item 5.   Other Information
          -----------------

     Corporation has no information to report as of this date.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibit 27 - Financial Data Schedule

	  (b) Exhibit 99.1 - Employment Agreement dated as of April 13, 1995 between United Counties Bancorporation and Nicholas A. Frungillo, Jr.

          (c) Exhibit 99.2 - Agreement dated May 23, 1995 between Eugene H. Bauer and United Counties Bancorporation.

          (d)  Reports on Form 8-K

     Form 8-K dated May 23, 1995, was filed announcing United Counties Bancorporation's entering into a definitive merger agreement to be acquired by Meridian Bancorp, Inc. of Reading, Pennsylvania. Form 8-K dated August 8, 1995, was filed announcing financial results of United Counties Bancorporation for the second quarter of 1995.


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



                                   UNITED COUNTIES BANCORPORATION
                                   ------------------------------
                                            (Registrant)


Date:  August 9, 1995              By:  NICHOLAS A. FRUNGILLO, JR.
                                        -----------------------------
                                        Nicholas A. Frungillo, Jr.
                                        Treasurer and Chief Financial Officer