Form 10-Q
period 1995-09-30
UNITED COUNTIES BANCORPORATION
filed 1995-11-09
CIK 719623

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




For Quarter Ended September 30,  1995          Commission File Number: 0-11282



                         UNITED COUNTIES BANCORPORATION
             (exact name of Registrant as specified in its Charter)




          New Jersey                            22-2453041
  (State of Incorporation)                   (I.R.S. Employer
                                          Identification Number)

     Four Commerce Drive
 Cranford, New Jersey  07016                  908-931-6600
(Address of principal executive           (Telephone Number)
  office and zip code)



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



The number of shares of Registrant's Common Stock, no par value, $1 stated value, outstanding as of October 31, 1995 was 2,148,638.

                         UNITED COUNTIES BANCORPORATION
                         ------------------------------



                                    FORM 10Q

                                     INDEX





PART I                                                               PAGE
-----                                                                ----


    ITEM 1  FINANCIAL STATEMENTS AND NOTES TO FINANCIAL                 1
            STATEMENTS

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              11




PART II
-------


     ITEM 1 LEGAL PROCEEDINGS                                          14

     ITEM 2 CHANGES IN THE RIGHTS OF THE CORPORATION'S
            SECURITY HOLDERS                                           14

     ITEM 3 DEFAULTS BY THE CORPORATION ON ITS
            SENIOR SECURITIES                                          14

     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                           14

     ITEM 5 OTHER INFORMATION                                          14

     ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                           14




     SIGNATURES                                                        14

                                     PART I

Item 1. Financial Statements
        --------------------

                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)
                                             September 30,    December 31,
                                                1995             1994
                                                ----             ----
Assets
------

Cash and due from banks                      $    75,663    $   93,221
Money market investments                           7,460         2,555
Securities available-for-sale                    104,228       100,070
Investment securities (market value:
  1995 - $939,550; 1994 - $931,639)              935,114       965,239
Federal funds sold                                90,000       115,000
Loans, net of unearned discounts of $366
  in 1995 and $255 in 1994                       388,600       374,375
         Less:  Allowance for loan losses         11,042        11,091
                                              ----------    ----------

               Net loans                         377,558       363,284
Premises and equipment, net                       11,303        11,754
Accrued interest receivable                       19,543        21,289
Other assets                                       9,593         8,528
                                              ----------    ----------

     Total assets                             $1,630,462    $1,680,940
                                              ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
Deposits
  Demand                                      $  249,211    $  264,781
  Savings                                        712,011       770,977
  Time                                           342,003       318,980
                                              ----------    ----------

         Total deposits                        1,303,225     1,354,738

Securities sold under repurchase agreements       91,536       110,141
Other borrowed funds                               8,354        12,341
Other liabilities                                 28,256        22,137
                                              ----------    ----------

         Total liabilities                     1,431,371     1,499,357

Stockholders' equity:
Preferred stock: no par value, no stated
  value; authorized 3,000,000 shares; zero
  shares issued and outstanding                        -             -
Common stock: no par value, $1 stated value;
  authorized 6,000,000 shares; issued 2,529,588
  shares in 1995 and 2,523,976 shares in 1994      2,530         2,524
Additional paid-in capital                        24,244        23,947
Retained earnings                                188,071       169,967
Net unrealized gain on securities available-
  for-sale, net of income taxes                    6,479         6,747
                                             -----------    ----------

                                                 221,324       203,185
Less: treasury stock, at cost, 381,438 shares
  at September 30, 1995, and 376,270 shares at
  December 31, 1994                               22,233        21,602
                                             -----------    ----------

         Total stockholders' equity              199,091       181,583
                                             -----------    ----------

         Total liabilities and stockholders'
          equity                              $1,630,462    $1,680,940
                                              ==========    ==========

                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                         Consolidated Income Statements
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended
                                                     September 30,
                                                  1995          1994
                                                  ----          ----
Interest income
  Interest and fees on loans
    Taxable income                               $ 8,149       $ 7,706
    Tax-exempt income                                139           151
  Interest and dividends on securities
    available-for-sale                             1,618         1,547
  Interest on investment securities
    Taxable income                                14,737        15,151
    Tax-exempt income                                123           140
  Interest on money market investments                67            60
  Interest on federal funds sold                   1,081           835
                                                --------      --------

     Total interest income                        25,914        25,590
                                                --------      --------


Interest expense
  Savings and time deposits                        9,340         8,488
  Securities sold under repurchase agreements        854           509
  Other borrowed funds                               105            77
                                                --------     ---------

     Total interest expense                       10,299         9,074
                                                --------     ---------


     Net interest income                          15,615        16,516
Provision for loan losses                            -0-          (200)
                                                --------     ---------


     Net interest income after provision for
      loan losses                                 15,615        16,716
                                                --------     ---------


Other operating income
  Gains on securities available-for-sale             255             -
  Service charges on deposit accounts                721           775
  Trust fees                                         258           252
  Other income                                       352           816
                                                --------     ---------


     Total other operating income                  1,586         1,843
                                                --------     ---------


     Net interest and other operating income      17,201        18,559
                                                 -------       -------


Other operating expenses
  Salaries and employee benefits                   5,036         5,300
  Net occupancy expense                              785           896
  Equipment expense                                  362           420
  FDIC insurance premium                              17           768
  Other expense                                    1,874         2,547
                                               ---------      --------


     Total other operating expenses                8,074         9,931
                                               ---------      --------


Income before income taxes                         9,127         8,628
Income taxes                                       2,968         2,647
                                               ---------      --------


Net income                                      $  6,159       $ 5,981
                                                ========       =======

Income per share of common stock:
  Average outstanding shares                       2,146         2,138
                                                   =====         =====

  Net income                                       $2.87         $2.80
                                                   =====         =====


Dividend paid per share of common stock            $1.85          $.80
                                                   =====          ====

Cash dividend payable - November 1
                                                       -          $.80
                                                    ====          ====



                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                         Consolidated Income Statements
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                                   Nine Months Ended
                                                     September 30,
                                                 1995           1994
                                                 ----           ----


Interest Income
  Interest and fees on loans
    Taxable income                              $24,467        $22,710
    Tax-exempt income                               387            460
  Interest and dividends on securities
    available-for-sale                            4,976          4,625
  Interest on investment securities
    Taxable income                               44,852         44,721
    Tax-exempt income                               387            354
  Interest on money market investments              165            127
  Interest on federal funds sold                  2,552          2,169
                                              ---------      ---------

     Total interest income                       77,786         75,166
                                              ---------       --------


Interest expense
  Savings and time deposits                      27,888         23,818
  Securities sold under repurchase agreements     2,262          1,334
  Other borrowed funds                              348            249
                                             ----------    -----------

     Total interest expense                      30,498         25,401
                                               --------      ---------


     Net interest income                         47,288         49,765
Provision for loan losses
                                                   (500)          (825)
                                              ---------       --------


     Net interest income after provision for
      loan losses                                47,788         50,590
                                              ---------      ---------


Other operating income
  Gains on securities available-for-sale         12,263              -
  Service charges on deposit accounts             2,246          2,295
  Trust fees                                        751            806
  Other income                                    1,086          2,403
                                            -----------      ---------

     Total other operating income                16,346          5,504
                                             ----------      ---------


     Net interest and other operating income     64,134         56,094
                                              ---------       --------


Other operating expenses
  Salaries and employee benefits                 15,030         15,524
  Net occupancy expense                           2,567          2,722
  Equipment expense                               1,246          1,325
  FDIC insurance premium                          1,528          2,286
  Other expense                                   5,754          7,923
                                              ---------      ---------


     Total other operating expenses              26,125         29,780
                                               --------       --------


Income before income taxes                       38,009         26,314
Income taxes                                     12,500          8,595
                                             ----------      ---------


Net income                                      $25,509        $17,719
                                                =======        =======

Income per share of common stock:
  Average outstanding shares                      2,145          2,136
                                                  =====          =====

  Net income                                     $11.89          $8.30
                                                 ======          =====


  Dividends paid per share of common stock        $3.45          $2.20
                                                  =====          =====

  Cash dividend payable - November 1                  -          $ .80
                                                     ==          =====


                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                     Net
                                                  Unrealized
                                                   Gain on
                                                  Securities
                                                  Available-
                                                   for-Sale
                                 Additional         Net of
Nine Months Ended Preferred Common Paid-in Retained Income Treasury
September 30, 1995  Stock   Stock  Capital Earnings  Taxes  Stock    Total
------------------ -------- -----  ------- -------- ------ -------   -----
Balances at
  January 1, 1995     -    $2,524 $23,947  $169,967 $6,747 $(21,602) $181,583
Shares issued under
  Incentive Stock
  Option Plans                  6     297                                 303
Net income                                   25,509                    25,509
Dividends paid                               (7,405)                   (7,405)
Treasury stock acquired -
  5,168 shares                                                 (631)     (631)
Net change in net
  unrealized gain on
  securities available-
  for-sale, net of income
  taxes                                              ( 268)              (268)
                      ---   ------ ------- -------- ------ --------- ---------
Balances at
  September  30, 1995  -    $2,530 $24,244 $188,071 $6,479 $(22,233) $199,091
                      ===   ====== ======= ======== ====== ========  ========

                                                        Net
                                                   Unrealized Gain
                                                   on Securities
                               Additional          Available-for
Nine Months Ended Preferred Common Paid-in Retained Sale, Net of Treasury
September 30, 1994 Stock    Stock  Capital Earnings Income Taxes  Stock  Total
------------------ ------   ------ ------- -------- ------------  ------- -----

Balances at
  January 1, 1994     -    $2,501  $22,970 $153,218      -   $(20,721) $157,968
Shares issued under
  Incentive Stock
  Option Plans                 15      586                                  601
Net income                                   17,719                      17,719
Dividends paid                               (3,207)                     (3,207)
Dividend payable 11/1/94                     (1,710)                     (1,710)
Treasury stock acquired -
  6,204 shares                                                   (598)     (598)
Net unrealized gain
  on securities
  available-for-sale,
  net of income taxes                                 $7,293              7,293
                     ---   ------  ------- ---------  ------   -------  --------

Balances at
  September 30, 1994   -   $2,516  $23,556 $166,020   $7,293 $(21,319) $178,066
                     ===   ======  ======= ========   ====== ========  ========


                UNITED COUNTIES BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                 (In thousands)
                                  (Unaudited)

                                             Nine Months Ended
                                                September 30,
                                             1995            1994
                                             ----            ----
Operating Activities:
Net income                                 $  25,509       $  17,719
Adjustments to reconcile net income to
  net cash from operating activities:
    Gains on sales of securities available-
      for-sale                                  (173)              0
    Gains on exchanges of securities
      available-for-sale                     (12,090)              -
    Amortization of premiums and discounts,
      net                                      3,532           6,328
    Depreciation                                 932           1,077
    Provision for loan losses                   (500)           (825)
    Deferred income tax expense (benefit)      4,599             (52)
    Amortization of deferred loan fees          (165)             29
    Decrease in interest receivable            1,746             829
    Increase (decrease) in interest payable    1,817             (40)
    Increase in other assets                  (6,083)         (2,963)
    Increase in other liabilities              4,387           1,243
    Increase in current income tax payable        80              81
                                              ------         -------
     Total adjustments                        (1,918)          5,707
                                             -------         -------

     Net cash from operating activities       23,591          23,426
                                             -------        --------


Investing Activities:
  Proceeds from sale of securities
    available-for-sale                           898              0
  Proceeds from maturities of securities
    available-for-sale                        10,308          5,000
  Purchases of securities available-for-sale  (3,866)             0
  Proceeds from maturities/calls of
    investment securities                    118,543        218,646
  Purchases of investment securities         (91,050)      (236,472)
  Net (increase) decrease in short-term
    investments                               (4,905)            31
  Net decrease in federal funds sold          25,000         57,000
  Net decrease in credit card receivables
    and other short-term loans                 2,104         10,006
  Principal collected on longer term loans    71,383         92,844
  Longer term loans originated or acquired   (87,245)       (95,192)
  Purchases of premises and equipment, net      (481)          (424)
                                            --------      ---------

     Net cash from investing activities       40,689         51,439
                                            --------      ---------

Financing Activities:
  Net decrease in demand deposits, NOW
    accounts, and savings accounts           (74,536)       (30,650)
  Net increase in open time accounts           4,304          3,367
  Proceeds from sales of certificates of
    deposit                                  103,933         75,019
  Payments for maturing certificates of
    deposit                                  (85,214)       (69,339)
  Net decrease in short-term borrowings      (22,592)       (47,563)
  Payments to acquire treasury stock            (631)          (598)
  Dividends paid                              (7,405)        (4,700)
  Proceeds from exercise of stock options        303            601
                                            --------       --------
     Net cash applied to financing
       activities
                                             (81,838)       (73,863)
                                            --------       --------

Net increase (decrease) in cash and cash
  equivalents                                (17,558)         1,002
                                            --------       --------

Cash and cash equivalents at beginning
  of period                                   93,221         85,388
                                           ---------      ---------

Cash and cash equivalents at end of
  period                                  $   75,663     $   86,390
                                          ==========     ==========
Cash paid during the period for:
    Interest                              $   28,681     $   25,441
                                          ==========     ==========

    Income taxes                          $    8,666     $   10,790
                                          ==========     ==========

Transfer from investment securities to
  securities available-for-sale                    -     $  100,054
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

2.   Adoption of Recent Accounting Pronouncements
     --------------------------------------------

     Effective January 1, 1995, the Bancorporation adopted FASB Statement No. 114, `Accounting by Creditors for Impairment of a Loan.'' This Standard applies to contractual rights to receive money on demand or on fixed or determinable dates that are recognized as assets on creditors' balance sheets, including accounts receivable due in more than one year. A loan is considered impaired if, based upon current information and events, it is probable that the creditor will not be able to collect all principal and interest due in accordance with the terms of the agreement. Once a loan is considered impaired, the Standard requires calculation of the present value of expected future cash flows using the effective rate of the loan. If the calculated present value is less than the recorded investment in the loan, the difference is to be charge to bad debt expense with a corresponding credit to a valuation allowance account. Loans for which repayment is expected to be provided by the underlying collateral, the fair value of the collateral of the loan may be used.

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

3.   Pending Acquisition
     -------------------

     On May 24, 1995 United Counties Bancorporation (`UCB'') announced that it signed a definitive merger agreement with Meridian Bancorp, Inc., Reading, Pennsylvania (`Meridian''), pursuant to which UCB will be acquired in a tax-free, stock-for-stock merger. Pursuant to the merger, each of the outstanding shares of UCB common stock will be exchanged for five (5) shares of Meridian common stock. UCB will be merged into Meridian and UCB's wholly-owned subsidiary, United Counties Trust Company (`UCTC''), will be merged into Meridian's wholly-owned subsidiary, Meridian Bank, New Jersey (`MBNJ''). The acquisition is conditioned upon necessary bank regulatory approvals, shareholder approval and other customary terms and conditions. In connection with the merger agreement UCB also granted Meridian an option to acquire 375,000 shares of UCB stock at $125 per share under certain circumstances.

     On October 10, 1995, Meridian Bancorp, Inc. announced the signing of a definitive merger agreement with CoreStates Financial Corp (CoreStates) of Philadelphia, Pennsylvania. Under the terms of this agreement, each share of Meridian common stock will be exchanged for 1.225 shares of CoreStates common stock and is dependent upon a similar approval process.

4.   Investment Securities and Securities Available-for-Sale
     -------------------------------------------------------

     On January 1, 1994, FASB No. 115 was adopted. The following tables present information related to the portfolio of investment securities held-to-maturity and available-for-sale of the Bancorporation as of September 30, 1995 and December 31, 1994 (in thousands):


                                                  September 30, 1995
                                                  ------------------
                                     Amortized   Gross Unrealized   Estimated
                                       Cost      Gains     Losses Market Value
                                       ----      -----     ------ ------------

Investment Securities Held-to-Maturity:
--------------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                           $785,747    $8,254    $3,606   $790,395
Obligations of states and
  political subdivisions               13,618         0         2     13,616
Corporate obligations                 135,749     1,245     1,455    135,539
                                     --------    ------    ------    -------

  Total                              $935,114    $9,499    $5,063   $939,550
                                     ========    ======    ======   ========

                                                 September 30, 1995
                                                 ------------------
                                   Amortized    Gross Unrealize   Book/Market
                                     Cost       Gains    Losses     Value
                                     ----       -----    ------     -----

Securities Available-for-Sale:
------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                        $ 66,067    $   280   $  330    $ 66,017
Marketable equity securities        27,968     10,243        0      38,211
                                  --------    -------   -------   --------

  Total                           $ 94,035    $10,523   $  330    $104,228
                                  ========    =======   ======    ========

                                               December 31, 1994
                                               -----------------
                                  Amortized   Gross Unrealized   Estimated
                                    Cost      Gains     Losses  Market Value
                                    ----      -----     ------  ------------

Investment Securities Held-to-Maturity:
--------------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                        $810,182    $  525    $27,433   $783,274
Obligations of states and political
  subdivisions                      14,778         4          4     14,778
Corporate obligations              140,279       162      6,854    133,587
                                   -------    ------    -------   --------

  Total                           $965,239    $  691    $34,291   $931,639
                                  ========    ======    =======   ========

                                             December 31, 1994
                                             -----------------
                                 Amortized    Gross Unrealized  Book/Market
                                   Cost        Gains   Losses      Value
                                  -----        -----   ------      -----

Securities Available-for-Sale:
------------------------------
United States Treasury securities
  and obligations of United States
  government corporations and
  agencies                        $ 76,574   $    77   $ 2,518    $  74,133
Marketable equity securities        13,046    12,891         0       25,937
                                  --------   -------   -------    ---------

  Total                           $ 89,620   $12,968   $ 2,518     $100,070
                                  ========   =======   =======     ========

     The carrying value of securities pledged to secure public funds and for other purposes as required by law was $176,961,000 at September 30, 1995, and $209,635,000 at December 31, 1994.

     The amortized cost and estimated market value of investment securities held-to-maturity and available-for-sale at September 30, 1995 and December 31, 1994, by contractual maturity, are shown in the table on the next page. Expected maturities may differ from contractual maturities since certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                 September 30, 1995        December 31, 1994
                                 ------------------        -----------------
                                Amortized  Estimated     Amortized  Estimated
                                  Cost    Market Value    Cost     Market Value
                                  ---     ------------    ----     ------------

Investment Securities Held-to-Maturity:
--------------------------------------
Due in one year or less          $220,755   $221,718     $ 144,914  $ 144,896
Due after one year through
  five years                      703,850    706,910       757,617    728,328
Due after five years through
  ten years                        10,113     10,528        62,193     57,904
Due after ten years                   396        394           515        511
                                 --------   --------     ---------  ---------


  Total                          $935,114   $939,550     $ 965,239  $ 931,639
                                 ========   ========     =========  =========

                                 September 30, 1995        December 31, 1994
                                 ------------------        -----------------
                                Amortized  Book/Market  Amortized  Book/Market
                                  Cost       Value        Cost       Value
                                  ----      ------       -----       -----

Securities Available-for-Sale:
------------------------------
Due in one year or less           $20,126  $  20,192      $ 15,062   $ 15,117
Due after one year through
  five years                       45,941     45,825        61,512     59,016
                                  -------  ---------      --------  ---------

  Total                          $ 66,067  $  66,017      $ 76,574   $ 74,133
                                 ========  =========      ========   ========

     Proceeds from sales of securities available-for-sale for the nine months ended September 30, 1995, were $898,000. Proceeds from sales of securities during 1994 were zero. Gross gains of $173,000 were recorded in 1995.

     Fixed income investment securities are traded in liquid markets and are of investment quality as rated by nationally recognized rating services.




5.   Loans
     -----

     The following summarizes the loan categories, net of unearned discounts, at September 30, 1995, and December 31, 1994 (in thousands):

                                           September 30,  December 31,
                                               1995           1994
                                               ----           ----
Real estate loans:
  Construction                              $  15,262    $  15,214
  Commercial                                  123,990      115,829
  Residential:
    Conventional                               99,678       99,028
    Insured or guaranteed                         923        1,067
  Home equity & secondary mortgage             90,205       87,568
  Economic Development Authority                6,528        7,013
  Term                                          4,371        2,555
                                             --------     --------

    Total real estate loans                   340,957      328,274

Consumer loans                                 17,481       16,905
Credit card                                     1,450        3,075
Commercial and industrial                      28,472       26,005
Lease financing receivables                       240          116
                                             --------     --------

    Total loans, net of unearned discounts   $388,600     $374,375
                                             ========     ========

     The primary lending marketplace of the Bancorporation includes the New Jersey Counties of Middlesex, Monmouth, Morris, Somerset, and Union.

     A significant portion of the loan portfolio of the Bank is secured by real estate. At September 30, 1995, and December 31, 1994, real estate loans amounted to 87.7% of the total loan portfolio.

6.   Allowance for Loan Losses
     -------------------------
     The following is an analysis of changes in the Allowance for Loan Losses Account (in thousands):

                                 Nine months    For the year   Nine months
                                   ended            ended         ended
                               Sept. 30, 1995  Dec. 31, 1994  Sept. 30, 1994
                               --------------    ------------- ---------------

Balance at beginning of year       $11,091        $11,014        $11,014
Provision for loan losses             (500)          (825)          (825)
Recoveries of loans previously
  charged-off                          917          1,175            822
Loans charged-off                     (466)          (273)          (180)
                                   -------        -------        -------

Balance at period end              $11,042        $11,091        $10,831
                                   =======        =======        =======



7.      Risk Elements
        -------------
        Risk elements, which include nonaccrual loans, restructured loans, loans past due 90 days or more, and other real estate owned at September 30, 1995, December 31, 1994, and September 30, 1994, were as follows (in thousands):

                               Sept. 30, 1995   Dec. 31, 1994    Sept. 30, 1994
                               --------------   -------------   ---------------

     Nonaccrual loans                $ 2,791        $  2,769       $   284
     Restructured loans                4,809           5,265         5,436
     Loans past due 90 days or more    2,362           2,401         5,132
     Other real estate owned             125               -             -
                                     -------       ---------       -------

       Total                         $10,087        $ 10,435       $10,852
                                     =======        ========       =======

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

     At September 30, 1995, the capital accounts of the Bank totalled $150,388,000 of which $87,713,000 was available for the payment of dividends to the parent company.

9.   Commitments and Contingent Liabilities
     --------------------------------------

     The Bancorporation may, from time to time, be a defendant in legal proceedings relating to the conduct of its business. In the normal course of business there also are outstanding various contingent liabilities, such as commitments to extend credit (including standby letters of credit in the amount of $7,364,000 at September 30, 1995, and $7,327,000 at December 31, 1994) which are not reflected in the accompanying consolidated financial statements. In the judgement of management, the consolidated financial position of the Bancorporation and its subsidiaries will not be affected materially by the final outcome of any present legal proceeding or other contingent liability.

     The Bancorporation is party to financial obligations with off-balance sheet risk incurred in the normal course of business. These instruments include commitments to extend credit in the form of loans totalling $163,848,000 at September 30, 1995, and $185,847,000 at December 31, 1994.
The exposure of the Bancorporation to credit loss in the event of non-performance by the other party to these financial instruments is equal to the contractual amount. The Bancorporation uses the same credit policies in granting these commitments as it does for loans presently outstanding. Collateral is obtained when deemed appropriate. These commitments do not necessarily represent future obligations. A substantial portion of these commitments historically have remained unused, or if used, would be secured by mortgages on real estate.

10.  Income Taxes
     ------------

     The current and deferred amounts of federal income tax expense (benefit) as of September 30, 1995 and 1994 were as follows (in thousands):

                                                    September 30,
                                               1995                1994
                                               ----                ----
       Current expense                       $ 7,901              $8,647
       Deferred expense (benefit)              4,599                 (52)
                                             -------              ------
           Total income tax expense          $12,500              $8,595
                                             =======              ======

     The Bancorporation has established a deferred tax liability of $3,714,000 as a result of the net unrealized gains on securities designated as available-for-sale under the provisions of FASB No. 115, `Accounting for Certain Investments in Debt and Equity Securities.''

     Certain deferred tax information for 1994 has been adjusted from amounts previously presented to conform with tax returns filed for this period.

     The significant components of the Corporation's deferred tax liabilities and assets are as follows (in thousands):

                                     September 30,  December 30,  September 30,
                                        1995            1994          1994
                                       -----            ----          ----
     Deferred tax liabilities:
       Accretion on bond discounts,
         net                           $  860         $   401       $   279
       Unrealized gain on securities
         available-for-sale             3,714           3,703         4,102
       Gain on exchange of securities
         available-for-sale             4,408            -             -
                                       ------          ------       -------
        Total deferred tax liabilities  8,982           4,104         4,381
                                       ------          ------        ------
     Deferred tax assets:
       New Jersey Corporation business
         tax                            1,039           1,281         1,419
       Book over tax depreciation         564             496           350
               Excess book bad debt     3,361           3,382         3,378
       Postretirement benefits          3,348           3,108         3,041
       Book over tax core deposit
         premium amortization             708             696           510
       Other, net                         142             207           303
                                      -------          ------        ------

          Total deferred tax assets     9,162           9,170         9,001
                                      -------          ------        ------

     Net deferred tax asset            $  180          $5,066        $4,620
                                       ======          ======        ======

     The significant components of the 1995 and 1994 deferred expense (benefit)
were:
       Deferred income tax expense
         (benefit)                     $4,599          $  (52)
                                       ======          ======


     As required by FASB 109, United Counties Bancorporation has determined that it is not required to establish a valuation reserve for the deferred tax asset account since it is ``ore likely than not'' that the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income and tax planning strategies. The conclusion that it is `more likely than not' that the deferred tax asset will be realized is based on the history of earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Management believes that future taxable income will be sufficient to realize the benefits of temporary deductible differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences. Management will continue to review the tax criteria related to the recognition of deferred tax assets.

     The consolidated effective tax rate is reconciled to the statutory rate for September 30, 1995 and 1994 as follows:

                                              1995            1994
                                              ----            ----

     Statutory rate                           35.0 %         35.0 %
     Difference resulting from:
     Tax-exempt income                        (0.7)          (1.0)
     Other, net                               (1.4)          (1.3)
                                              ----           ----

     Effective tax rate                       32.9 %         32.7 %
                                              ====           ====



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

Net Income
----------

     Net income for the three month period ended September 30, 1995, was $6,159,000 compared to $5,981,000 for the comparable 1994 period. Earnings per share were $2.87 for the 1995 period versus $2.80 for the same period a year ago.This increase is due to changes in a number of factors described below.

     For the nine months ended September 30, 1995, net income amounted to $25,509,000, or $11.89 per share, compared to $17,719,000, or $8.30 per share, for the same period in 1994. This increase is primarily the result of after-tax gains on exchanges of securities available-for-sale of $7,682,000, or $3.58 per share. Net income exclusive of these gains amounted to $17,827,000, or $8.31 per share.

Net Interest Income
-------------------
     Net interest income for the third quarter of 1995 decreased by $901,000, or 5.5%, when compared to the same period in 1994. Total interest income rose $324,000, or 1.3%. Contributing to this increase was a rise in interest and fees on loans of $431,000, or 5.5%, due to greater loan originations and higher interest rates. Interest and dividend income from investment securities, including securities available-for-sale declined $360,000, or 2.1%, predominantly due to a lower level of investment securities. Interest on money market investments rose $7,000, or 11.7%, while interest on federal funds sold increased $246,000, or 29.5%, both primarily the result of higher interest rates being earned. Total interest expense for the three months ended September 30, 1995, increased $1,225,000, or 13.5%, as higher interest rates were offset in part by lower interest bearing liabilities. Savings and time deposit interest cost rose $852,000, or 10.0%, due to higher rates mitigated in part by lower deposits. Interest paid for securities sold under repurchase agreements increased $345,000, or 67.8%, due to both higher balances and rates. Interest on other borrowed funds grew $28,000, or 36.4%, due to higher rates.

     For the nine months ended September 30, 1995, net interest income was lower by $2,477,000, or 5.0%, when compared to the same period a year ago. Total interest income increased $2,620,000, or 3.5%. Contributing factors include interest and fees on loans rising $1,684,000, or 7.3%, the result of greater loans outstanding and higher rates; interest and dividends on investment securities, including securities available-for-sale, increased $515,000, or 1.0%, as higher rates being earned offset lower level of invest-ment securities; and interest on money market investments and federal funds sold were higher by $38,000, or 29.9%, and $383,000, or 17.7%, respectively as increased rates more than offset lower outstanding balances. Offsetting the growth in interest income was a $5,097,000, or 20.1%, increase in interest expense. Savings and time deposits interest expense rose $4,070,000, or 17.1%, as higher rates were partially offset by lower deposits. Interest cost for securities sold under repurchase agreements increased $928,000, or 69.6%, due to higher activity and rates. Interest on other borrowed funds grew by $99,000, or 39.8%, as higher rates were partially offset by lower volume.

Provision for Loan Losses
-------------------------
     For the quarter ended September 30, 1995, the provision for loan losses was zero compared to a credit of $200,000 recorded for the comparable period a year ago.

     For the nine months ended September 30, 1995, the provision for loan losses was a credit of $500,000 versus a credit of $825,000 for the same period in 1994.

     The credit provision in 1995 is primarily the result of net recoveries coupled with a lower level of risk elements while the 1994 credit provision was primarily the result of net recoveries.

     The Allowance for Loan Losses Account is an estimate and may be subject to variance based upon economic conditions throughout our trade area as well as periodic fluctuations in the financial condition of individual loans. At September 30, 1995, the Allowance for Loan Losses as a percentage of period end loans was 2.8% compared to 3.0% at December 31, 1994.


Other Operating Income
----------------------

     Total other operating income declined $257,000, or 13.9%, when comparing the quarter ended September 30, 1995 with the same period in 1994. This decline is primarily the result of a reduction in credit card fees due to the exit from that business during the fourth quarter of 1994. Service charges on deposit accounts declined $54,000, or 7.0%, while trust fees increased $6,000, or 2.4%. Other income fell $464,000, or 56.9%, largely attributable to lower credit card fees.

     During the third quarter of 1995, gains from securities available for sale totalled $255,000 compared to zero for the same 1994 period.

     For the nine months ended September 30, 1995, total other operating income rose $10,842,000, the result of $12,263,000 in gains from securities available-for-sale. Exclusive of these gains, this category decreased $1,421,000, or 25.8%, due to lower credit card fees. Service charges on deposit accounts declined $49,000, or 2.1%, while trust fees declined $55,000, or 6.8%. The decline in other income of $1,317,000, or 54.8%, is primarily the result of reduced credit card fees.

Other Operating Expenses
------------------------

     Total other operating expenses decreased $1,857,000, or 18.7%, during the third quarter of 1995 when compared to the same period a year ago. Salaries and employee benefits declined $264,000, or 5.0%, largely attributable to lower employee benefit costs. Net occupancy expense decreased $111,000, or 12.4%, while equipment expense was lower by $58,000, or 13.8%. FDIC insurance premiums decreased by $751,000 as a result of the deposit insurance refund. Other expense fell $673,000, or 26.4%, primarily the result of lower credit card expenses due to the exit from the credit card business during the fourth quarter of 1994, lower New Jersey Corporate taxes and other expenses incurred in the normal course of business.

     For the nine months ended September 30, 1995, total other operating expense declined $3,655,000, or 12.3%, from a year ago. Salaries and employee benefits declined $494,000, or 3.2%, primarily the result of lower employee benefit costs. Net occupancy and equipment expenses decreased $155,000, or 5.7%, and $79,000, or 6.0%, respectively. FDIC insurance premiums were lower by $758,000 as a result of the previously discussed refund. Other expense fell $2,169,000, or 27.4%. This decrease is largely attributable to lower credit card expenses, New Jersey Corporate taxes and other expenses incurred in the normal course of business, offset in part by merger- related costs.

Income Taxes
------------
     For the quarter ended September 30, 1995, income tax rose $321,000, or 12.1%. For the nine months ended September 30, 1995, income tax expense rose $3,905,000, or 45.4%, primarily the result of gains on securities available-for-sale.

Analysis of Net Financial Margin
--------------------------------

     The net financial margin decreased to 4.26% for the nine month period ended September 30, 1995, from 4.31% for the six months ended June 30, 1995 compared to 4.35% for the period ended March 31, 1995. For the year ended 1994, the net financial margin was 4.40%. The yield on interest earning assets increased 31 basis points, from December 31, 1994, while the cost of all funding sources was higher by 45 basis points from the same fiscal year end.

     Total earning assets declined $31,837,000, or 2.0%, from year end 1994. Federal funds sold decreased by $25,000,000 or 21.7%, while investment securities, including securities available-for-sale, decreased $25,967,000, or
2.4%.   Offsetting these declines were increases in money market investments of
$4,905,000, and net loans outstanding of $14,225,000, or 3.8%.

     Interest-bearing liabilities decreased $58,535,000, or 4.8%, from the December 31, 1994, level. Savings deposits decreased $58,966,000, or 7.6%, while time deposits rose $23,023,000, or 7.2%, due to the prevailing interest rate structure. Short term borrowings, which consists of securities sold under repurchase agreements and treasury tax and loan (other borrowed funds) declined $22,592,000, or 18.4%. These decreases, in part, are the result of seasonal fluctuations and current interest rate environment.

Capital Resources
-----------------

     Stockholders' equity at September 30, 1995, totalled $199,091,000, an increase of $17,508,000, or 9.6%, from the December 31, 1994, level. This increase is attributable to earnings retention, net of dividends declared, less a net decrease in the net unrealized gain on securities available-for-sale, and purchases of treasury stock.

     The final standard for the risk-based capital measures as dictated by the Board of Governors of the Federal Reserve System became effective on December 31, 1992. As a result, bankholding companies are required to have a minimum total risk-based capital ratio (Tier 1 and Tier 2) of 8.0% of which one half must be Tier 1 capital which for the Bancorporation consists of common stockholders' equity, whereas Tier 2 capital is comprised of Tier 1 capital plus the allowable portion of the Allowance for Loan Loss Account. Tier 1 and Tier 2 ratios of the Bancorporation at September 30, 1995, were 37.6% and 39.8%, respectively. At December 31, 1994, the ratios were 35.8% and 37.0%, respectively.

     In addition to the risk-based capital measures, minimum leverage ratio requirements exist. The current requirement is 3.0% for those bankholding companies that meet certain criteria including the maintenance of the highest regulatory rating. All other bankholding companies are required to maintain a spread of between 100 to 200 basis points above the minimum. At September 30, 1995, the Bancorporation's ratio was 12.1%, compared to 10.8% at year-end 1994.

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

     The liquidity of the Bancorporation remains strong. Maturities of assets are managed to ensure the timely funding of existing and future commitments. Temporary investments, comprised of federal funds sold and money market instruments, are discretionary assets having maturities of one day to one year. Of the Bancorporation's temporary investments, 100% mature within 30 days. Within the fixed income investment portfolio of the Bank, including securities available-for-sale, 98.9% of the total carrying value of the securities mature in less than five years with the weighted average maturity of the entire portfolio being approximately two and one half years.

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

Item 2.   Changes in the Rights of the Corporation's Security Holders
          -----------------------------------------------------------

     This information was previously reported on Form 10-Q for the period ended March 31, 1995. No changes occurred during the quarter ended September 30, 1995.

Item 3.   Defaults by the Corporation on its Senior Securities
          ----------------------------------------------------
     The Corporation had no defaults on its Senior Securities for the three months ended September 30, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


     This information was previously reported on Form 10-Q for the period ended March 31, 1995. No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

Item 5.   Other Information
          -----------------

     Corporation has no information to report as of this date.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          (a)  Exhibits - Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

     Form 8-K dated October 10, 1995, was filed with the Securities and Exchange Commission on October 19, 1995 discussing the delay of the Special Meeting of Stockholders scheduled for November 1, 1995 to vote upon the United Counties Bancorporation (UCB) and Meridian Bancorp, Inc. (Meridian) merger agreement. This delay is the result of Meridian announcing on October 10, 1995 that it has entered into a definitive merger agreement to be acquired by CoreStates Financial Corp (CoreStates). UCB stockholders will be provided with additional information concerning the Meridian and CoreStates merger.

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




                                            UNITED COUNTIES BANCORPORATION
                                            ------------------------------
                                                    (Registrant)



Date:  November 7, 1995                   By:/S/Nicholas A. Frungillo, Jr.
                                             -----------------------------
                                             Nicholas A. Frungillo, Jr.
                                             Treasurer and Chief Financial
                                             Officer